Form 10-K
period 1994-11-30
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1995-02-28
CIK 706003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: November 30, 1994  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT [FEE REQUIRED]

                        Commission file number:  0-11763


                       HUTTON/GSH COMMERCIAL PROPERTIES 2
              Exact name of registrant as specified in its charter


       Virginia                                             13-3130258
  ------------------                                 ---------------------
State or other jurisdiction of incorporation  I.R.S. Employer Identification No.

3 World Financial Center, New York, New York                  10285
- ---------------------------------------------               ----------
Address of principal executive offices                       zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Documents Incorporated by Reference: Portions of Prospectus of Registrant dated June 3, 1983 (included in Amendment No. 2 to Registration Statement, No. 2-79072, of Registrant filed June 1, 1983) are incorporated by reference into
Part III.

Portions of Parts I, II and IV are incorporated by reference to the Registrant's Annual Report to Unitholders for the year ended November 30, 1994 filed as an exhibit under Item 14.

                                     PART I

Item 1.  Business

General Development of Business

Hutton/GSH Commercial Properties 2 (the "Registrant" or the "Partnership") is a Virginia limited partnership organized pursuant to a Certificate and Agreement of Limited Partnership dated September 1, 1983, of which Real Estate Services VII, Inc. ("RE Services"), formerly Hutton Real Estate Services VII, Inc. (see
Item 10. "Certain Matters Involving Affiliates"), and HS Advisors III, Ltd. ("HS Advisors") are the general partners (together, the "General Partners"). The Registrant is engaged in the business of acquiring, operating and holding for investment commercial properties, including office and light industrial buildings.

Commencing June 3, 1983, the Registrant began offering through E.F. Hutton & Company Inc. up to a maximum of 100,000 units of limited partnership interests (the "Units") at $500 per Unit. The Units were registered under the Securities Act of 1933, as amended, under Registration Statement No. 2-79072, which Registration Statement was declared effective on June 3, 1983. The offering of Units was terminated on September 1, 1983. Upon the termination of the offering the Registrant had accepted subscriptions for 100,000 Units for an aggregate of $50,002,000, including the General Partners' capital contributions. As of November 30, 1994, all of the proceeds available for investment in real estate have been invested or committed for investment.

Since the inception of operations, the Registrant has acquired and disposed of an interest as the general partner in the following limited partnerships: (i) 14800 Quorum Associates, Ltd., a Texas limited partnership formed to own and operate the Quorum I Office Building, and (ii) First Trade Center Office Associates, a Maryland limited partnership formed to own and operate Maryland Trade Center Building II. The Registrant had also acquired interests in the following joint ventures: (i) Two Financial Centre Associates Joint Venture, an Arkansas joint venture partnership formed to own and operate Two Financial Centre, (ii) Maitland Building C Joint Venture, a Florida joint venture partnership formed to own and operate Maitland Center Office Building C, and
(iii) Gamma Building Associates Joint Venture, a California joint venture partnership formed to own and operate Swenson Business Park - Building C. For further descriptions of the properties see Item 2 "Properties" and Note 5 "Real E state Investments" of the Notes to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14. (The five buildings described above are collectively referred to herein as the "Properties"). To the extent that funds committed for investment or held as a working capital reserve have not been expended (and have not otherwise been distributed to the Limited Partners as a return of capital), the Registrant has invested such funds in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal, in accordance with the Registrant's investment objectives and policies.

Narrative Description of Business

Incorporated by reference to Note 1 "Organization" of the Notes to Consolidated Financial Statements on page 9 of the Partnership's Annual Report to Unitholders for the year ended November 30, 1994 filed as an exhibit under Item 14.

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) are:

1)  Capital appreciation;

2)  Distributions of net cash from operations attributable to rental income;
    and

3)  Preservation and protection of capital.

Distributions of net cash from operations will be the Registrant's objective during its operational phase, while the preservation and appreciation of capital will be the Registrant's long-term objective. Future distributions will be made from rental operations with respect to the Registrant's investment in the Properties, as well as from interest on short-term investments and return of capital. The attainment of the Registrant's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's Properties are located, especially with regard to achievement of capital appreciation. From time to time the Registrant expects to sell its Properties taking into consideration such factors as market conditions for these types of properties, leasing conditions, property cash flow, if any, to be realized, and the possible risks of continued ownership. No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the Properties will not be reinvested but will be distributed to the Partners to the extent there is sufficient working capital, so that the Registrant will, in effect, be self-liquidating. As part payment for Properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and to the extent the obligations are realized in cash, sold or otherwise liquidated.

During 1988 and 1989, the Quorum property experienced cash flow deficits which resulted in an inability to service debt as of September 1988. Despite negotiations to create a debt restructuring plan with payments equal to the property cash flow after capital items, on May 30, 1989 the Registrant received notice of the lender's intent to file foreclosure proceedings. The General Partners were unable to create a viable restructuring plan and, on July 12, 1989, the lender posted the property for foreclosure. The foreclosure sale occurred on August 1, 1989.

On July 31, 1989, First Trade Center Office Associates Limited Partnership sold the Maryland Trade Center II property to an unaffiliated pension fund for an aggregate sale price of $22,400,000. First Trade Center Office Associates was composed of the Registrant and the developer of the property (the "Joint Venture Partners"). The Registrant received proceeds in the amount of $17,427,548 representing the total purchase price net of closing costs and distributions made to the Joint Venture Partner. In addition, the Registrant received $208,982 which represented cash held at the property level.

During 1989, the Registrant loaned $7,201,320 in the form of a demand promissory note to the Two Financial Centre Joint Venture ("TFC"), in which the Registrant is the managing venturer. The note was issued to enable TFC to pay the mortgage on Two Financial Centre, which had been accelerated, and to prevent the lender from foreclosing. Information pertaining to the loan to TFC is incorporated by reference to Note 6 "Loan to Two Financial Centre Joint Venture" of the Notes to Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1994 filed as an exhibit under Item 14.

On April 4, 1991 the Registrant purchased the 2.5% joint venture interest held by Boyle Investment Company, successor by merger to Boyle Investment Company of Florida, Inc., in the Maitland Building C Joint Venture. As a result of this transaction, the Maitland property, previously owned by the Joint Venture, is now wholly-owned by the Partnership.

Competition
- -----------
A detailed description of the Properties, leases considered material to the Registrant's operations and competition relevant to the specific markets in which the Properties are located is incorporated by reference to the section entitled Property Profiles & Leasing Update on pages 3 - 4 of the Partnership's Annual Report to Unitholders for the year ended November 30, 1994 filed as an exhibit under Item 14.

Employees
- ---------
The Registrant has no employees. Services are provided by RE Services, HS Advisors, Goodman Segar Hogan Hoffler ("GSHH", formerly "GSH"), an affiliate of HS Advisors, as well as The Shareholder Services Group ("TSSG") and Service Data Corporation ("SDC"). TSSG has been retained by the Registrant to provide all accounting and investor communications functions while SDC provides transfer agent functions. RE Services and HS Advisors jointly represent the Registrant in asset management activities in connection with each of the Properties. In addition, the Registrant has entered into a management agreement with an independent, local professional management company with respect to Swenson Building C. The joint venture partner, Financial Centre Corporation, acts as property manager and leasing agent for Two Financial Centre. With respect to Maitland Building C, GSHH acts as the property manager and leasing agent.


Item 2.  Properties

Description of Properties incorporated by reference to the section entitled Property Profiles & Leasing Update on pages 3 - 4 in the Partnership's Annual Report to Unitholders for the year ended November 30, 1994 filed as an exhibit under Item 14 and Note 5 "Real Estate Investments" of the Notes to the Consolidated Financial Statements.


Discussion on material leases at Properties incorporated by reference to Note 5 "Real Estate Investments" of the Notes to the Consolidated Financial Statements and the section entitled Property Profiles & Leasing Update on pages 3 - 4 of the Partnership's Annual Report to Unitholders for the year ended November 30, 1994 filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

Neither the Registrant nor any of the Properties is subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended November 30, 1994, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

As of November 30, 1994, the number of holders of Units was 3,768. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

Cash distributions paid to the Limited Partners for the two years ended November 30, 1994 incorporated by reference to the section entitled Message to Investors on page 1 of the Partnership's Annual Report to Unitholders for the year ended November 30, 1994 filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled Financial Highlights on page 5 of the Partnership's Annual Report to Unitholders for the year ended November 30, 1994 filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------
The Registrant had cash and cash equivalents at November 30, 1994 of $2,524,376 compared with $640,153 at November 30, 1993. The $1,884,223 increase is a result of the redemption of the short-term investment in the amount of $3,584,400 and net cash provided by operations in the amount of $1,982,994, partially offset by cash distributions totaling $3,434,343 and capital expenditures in the amount of $248,828. The Registrant also had a restricted cash balance of $160,341 at November 30, 1994 which is primarily made up of security deposits. The Registrant expects sufficient cash flow from operations to be generated to meet its current operating requirements.

At Two Financial Centre, a lease with a major tenant occupying 47,919 square feet and providing 19% of consolidated rental revenues is scheduled to vacate the property upon expiration of its lease in June 1995. Details of the tenant's scheduled vacancy and a discussion of material leases at all of the Partnership's properties are incorporated by reference to the section entitled Message to Investors and Property Profiles & Leasing Update contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1994 filed as an exhibit under Item 14.

The Registrant paid cash distributions to the Limited Partners of $34 per Unit for the year ended November 30, 1994, including a distribution of $4.25 per Unit for the fourth quarter, which was paid on January 25, 1995.
Distributions represent a return of capital from the sale of Maryland Trade Center in 1989. A portion of the proceeds at the time of the sale were retained to fund any operating deficits, tenant improvements and leasing commissions required at the Partnership's remaining properties. At November 30, 1994, the remaining cash reserve balance from the sale of Maryland Trade Center is approximately $364,000. Future cash distributions will be funded from the remaining reserve balance and cash flow from operations. In order to fund leasing commissions and tenant improvements associated with the scheduled vacancy of a major tenant at Two Financial Centre, cash distributions will be reduced commencing with the first quarter of 1995. The General Partners anticipate reducing the quarterly distribution rate to an amount approximating cash flow generated by the Maitland and Swenson properties, approximately $3 per Unit. Details regarding the anticipated reduction in cash distributions is incorporated by reference to the section entitled Message to Investors contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1994 filed as an exhibit under Item 14.

Results of Operations
- ---------------------
1994 Versus 1993
- ----------------
Operations resulted in net income of $673,843 for the year ended November 30, 1994, compared to $396,332 in 1993. The increase in net income is primarily attributable to a 12% increase in rental revenues resulting from higher occupancy levels and rental rates at Maitland Center Office Building C and Two Financial Centre. Interest income totaled $116,399 for the year ended November 30, 1994, compared with $157,442 for the year ended November 30, 1993. The decrease is primarily due to a lower cash balance, reflecting the payment of a special distribution to Limited Partners, totaling $1.7 million on April 22, 1994.

Property operating expenses increased from $1,403,438 for the year ended November 30, 1993 to $1,427,276 in 1994 primarily as a result of an increase in insurance premiums for all properties. Depreciation and amortization expense totaled $1,369,956 for the year ended November 30, 1994, compared with $1,314,719 in 1993. The slight increase in 1994 reflects additional depreciation for building and tenant improvements completed at Maitland Center Office Building C and Two Financial Centre in 1994. General and administrative
- - affiliates totaled $95,395 for the year ended November 30, 1994, compared with $110,126 in 1993. The decrease is due to a decrease in salary and overhead reimbursements. General and administrative - other totaled $93,703 for the year ended November 30, 1994, compared with $120,555 in 1993. The decrease is primarily due to a decrease in travel expenses, professional fees and printing and postage costs.

As of November 30, 1994, occupancy levels at each of the properties were as follows: Two Financial Centre - 100%; Maitland Center Office Building C - 95%; and Swenson Business Park, Building C - 100%.

1993 Versus 1992
- ----------------
Operations resulted in net income of $396,332 for the year ended November 30, 1993, compared with net income of $89,855 in 1992. The increase in net income is primarily attributable to an increase in rental income in 1993.

Rental income increased 24% in 1993, as compared with 1992, primarily as a result of the lease execution with Asante Technologies, Inc. in September 1992 for 100% of Swenson Business Park Building C. The property had previously been vacant since July 1991. To a lesser extent, rental income increased in 1993 due to higher occupancy at the Registrant's other two properties. Interest income totalled $157,442 for the year ended November 30, 1993, compared with $261,640 for the year ended November 30, 1992. The decrease is largely the result of the Registrant's lower cash and cash equivalents balance and lower interest rates. The Registrant recognized other income of $21,187 for the period ended November 30, 1993, compared with $133,653 for the corresponding 1992 period. Other income was higher in 1992 primarily as a result of the sale of the Registrant's Arix stock. Information pertaining to the sale of Arix stock is incorporated by reference to Note 9 "Arix Stock" of the Registrant 's Annual Report to Unitholders for the year ended November 30, 1994 filed as an exhibit under Item 14.

Property operating expenses increased 8% in 1993. Property operating expenses were higher in 1993 primarily due to increased costs associated with higher occupancy at the Registrant's properties. Depreciation and amortization expense totaled $1,314,719 for the period ended November 30, 1993, compared with $1,247,967 for the corresponding period in 1992. The slight increase in 1993 reflects additional depreciation for building improvements at the Swenson property and the amortization of the Asante leasing commission, which was capitalized during the fourth quarter of 1992. General and administrative expenses totaled $230,681 for the year ended November 30, 1993, compared with $255,569 for the corresponding period in 1992. The decrease is largely due to the cessation of legal activity relating to the Arix default, reduced salary reimbursements, and lower printing and postage expenses.

As of November 30, 1993, lease levels at each of the properties were as follows: Two Financial Centre - 98%; Maitland Center Office Building C - 88%; and Swenson Business Park, Building C - 100%.


Item 8.  Financial Statements and Supplementary Data

See list of Financial Statements and Financial Statement Schedules under Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers and directors. RE Services and HS Advisors, the co-General Partners of the Registrant, jointly manage and control the affairs of the Registrant.

Real Estate Services VII, Inc.
- ------------------------------
Real Estate Services VII, Inc., formerly known as Hutton Real Estate Services VII, Inc., is a Delaware corporation formed on August 2, 1982 and is an indirect wholly-owned subsidiary of Lehman Brothers Inc. ("Lehman"). The names and ages of, as well as the positions held by, the directors and executive officers of RE Services are set forth below. There are no family relationships between any officer or director and any other officer or director.

Certain officers and directors of RE Services are now serving (or in the past have served) as officers and directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnership's assets from loss through foreclosure.

   Name                   Age       Office
   Rocco F. Andriola       36       Director, President, Chief Executive Officer
                                    Chief Operating Officer and Chief Financial
                                    Officer
   Michael Marron          31       Vice President
   Ken Zakin               47       Director
   William Caulfield       35       Vice President

Rocco F. Andriola, 36, is a Senior Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions.
From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Michael Marron, 31, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree in accounting from the State University of New York at Albany in 1985 and is a Certified Public Accountant.

Kenneth L. Zakin, 47, is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield, 35, is a Vice President of Lehman Brothers and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in Hutton's Partnership Administration Group. Before joining Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton, he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University.

HS Advisors
- -----------
HS Advisors is a California limited partnership formed on August 11, 1982, the sole general partner of which is Hogan Stanton Investment, Inc. ("HS Inc."), a wholly-owned subsidiary of GSH. The names and ages of, as well as the positions held by, the directors and executive officers of HS Inc. are as set forth below. There are no family relationships between or among any officer and any other officer or director.

     Name                   Age      Office
     Robert M. Stanton       55      Chairman of the Board, Principal Executive
                                     Officer
     Stewart H. Buckle, III  41      President
     Mark P. Mikuta          41      Treasurer, Secretary

Robert M. Stanton is Chairman and Chief Executive Officer of Goodman Segar Hogan, Inc., a diversified commercial real estate company headquartered in Norfolk, Virginia. Mr. Stanton joined Goodman Segar Hogan in 1966, was named to the company's board of directors in 1972 and was named President and Chief Executive Officer in 1975. Early in 1990, he assumed the position of Chairman and CEO of the company, responsible for managing the brokerage, management and development divisions. Mr. Stanton currently serves as a Trustee of the Urban Land Institute (ULI) and chair of the Commercial and Retail Development Council. He is a past Trustee and State Director of the International Council of Shopping Centers (ICSC). He was chairman of the 1981 edition of The Dollars and Cents of Shopping Centers, published by ULI. He also served on the Board of Editors of the 1979 edition. Mr. Stanton co-authored The Valuation of Shopping Centers, published by the American Institute of Real Estate Appr aisers. Currently, he serves on the advisory board of Norfolk Southern Corporation and on the board of directors of Forward Hampton Roads, the Future of Hampton Roads and Greater Norfolk Corporation. He holds the Certified Property Manager (CPM) designation conferred by the Institute of Real Estate Management, as well as the Certified Shopping Center Manager (CSM) designation conferred by the International Council of Shopping Centers. Mr. Stanton also serves as Chairman of American Storage Properties and as Managing Partner of Bayville Holstein Associates. A graduate of Old Dominion University with a B.A. Degree in Banking and Finance, he served as Rector of the Board of Visitors. Active in civic affairs, Mr. Stanton was named First Citizen of Virginia Beach in 1976.

Stewart H. Buckle, III is President of Goodman Segar Hogan, Inc. He is responsible for the company's finance, asset management and acquisition divisions. Prior to his promotion to President, Mr. Buckle served as the company's Director of Acquisitions and Project Finance. Before joining Goodman Segar Hogan, Inc. in 1986, he was Project Manager for Essex Financial Group in 1985 and Vice President of Elizabeth River Terminals from 1983 to 1985. He had also held the position of Vice President of Lance J. Eller, Inc. and Senior Accountant at Price Waterhouse & Company. Mr. Buckle received his bachelor of science degree in accounting from Virginia Polytechnic Institute and State University in 1974 and his MBA from University of Colorado in 1977. He is a member of the Urban Land Institute and the International Council of Shopping Centers.

Mark P. Mikuta is Chief Financial Officer of Goodman Segar Hogan, Inc. and is Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Certain Matters Involving Affiliates
- ------------------------------------
On July 31, 1993 Shearson Lehman Brothers sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently the Hutton Real Estate Services VII, Inc. general partner changed its name to Real Estate Services VII, Inc. to delete any reference to "Hutton."

On August 1, 1993, GSH transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hofflerr, Inc., a Virginia corporation ("GSHH Inc."), which has a 1% interest in GSHH. The stockholders of GSHH Inc. are GSH with a 62% interest and H.K. Associates, L.P., and affiliate of HK, with a 38% interest. The remaining interests in GSHH are limited partnership interests owned 50% by GSH and 49% by HK. The transaction did not affect the ownership of the General Partners.


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors and officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners
- -----------------------------------------------
As of November 30, 1994, no person was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant.

Changes In Control
- ------------------
The Registrant has been advised by representatives of HS Advisors that the following transactions occurred on October 19, 1992 resulting in an indirect change of control of HS Advisors and, therefore, of the Registrant. Capital stock of Stanton Associates, Inc., a Virginia Corporation ("Stanton"), which indirectly owns 100% of the capital stock of the sole general partner of HS Advisors, was acquired by Dominion Capital, Inc., a Virginia Corporation ("Dominion Capital"). The shares were acquired in connection with a restructuring of indebtedness owed by Stanton to Dominion Capital. On October 19, 1992, Dominion Capital acquired 51,993 shares of common stock of Stanton upon conversion of series A convertible preferred stock and, thereafter, acquired from Stanton an additional 387,418 shares of common stock of Stanton, resulting in Dominion Capital's owning approximately 83% of the outstanding common stock of Stanton. As a result of these transactions, Dominion Capital now has direct or indirect control of legal entities that own, in whole or in part, over 5 million square feet of commercial real estate, which is in addition to other real estate interests previously held by Dominion Capital. Since, as a result of these transactions, Dominion Capital has the indirect power to control HS Advisors, a change of control of Registrant is deemed to have occurred. The consideration received by Stanton for the issuance of 387,417 shares consisted of a covenant on the part of Dominion Capital not to sue on an aggregate of $7,473,567.44 owed to Dominion Capital by Stanton so long as certain conditions are met by Stanton. No borrowings were incurred in connection with the transactions.

To the knowledge of the Registrant, there are no arrangements or understandings between Dominion Capital and Stanton with respect to the selection of General Partners of the Registrant or other matters regarding the Registrant.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, for the year ended November 30, 1994, $6,738 of the Registrant's net income was allocated to the General Partners ($4,782 to RE Services and $1,956 to HS Advisors). For a description of the share of Net Cash from Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 75 through 78 of the Prospectus of Registrant dated June 3, 1983 (the "Prospectus"), contained in Amendment No. 2 to Registrant's Registration Statement No. 2-79072, under the section captioned "Profits and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

The Registrant may enter into one or more property management agreements with GSH pursuant to which GSH will provide certain property management services with respect to certain Properties owned by the Registrant or its joint ventures. For such services GSH will be entitled to receive a management fee as described under the section captioned "Investment Objectives and Policies -- Management of Properties" on page 36 of the Prospectus, which section is incorporated herein by reference thereto.

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto.
TSSG provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of one of the General Partners. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 4 "Transactions With the General Partners and Affiliates" of Notes to Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1994 filed as an exhibit under Item 14.


                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
                                                                        Page
                                                                      Number
(1)  Financial Statements:

      Report of Independent Auditors                                     (1)

      Consolidated Balance Sheets - At November 30, 1994 and 1993        (1)

      Consolidated Statements of Partners' Capital (Deficit) -
       For the years ended November 30, 1994, 1993 and 1992              (1)

      Consolidated Statements of Operations -
       For the years ended November 30, 1994, 1993 and 1992              (1)

      Consolidated Statements of Cash Flows -
       For the years ended November 30, 1994, 1993 and 1992              (1)

      Notes to Consolidated Financial Statements                         (1)

(2)  Financial Statement Schedules:

      Schedule III - Real Estate and Accumulated Depreciation           F-1

No other schedules are presented because either the information is not applicable or is included in the financial statements or notes thereto.

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1994, which is filed as an exhibit under Item 14.

(a)(3) See Exhibit Index contained herein.

(4)(A) Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated June 3, 1983, contained in Amendment No. 2 to the Registration Statement, No. 2-79072, of Registrant filed June 1, 1983).


(4)(B) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 2-79072 of Registrant filed May 25, 1983).

(10)(A) Funding Commitment relating to Maitland Center Office Building C, and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(A) to the Registrant's Annual Report on Form 10-K filed February 28, 1984).

(10)(B) Agreement for Purchase and Sale relating to Quorum I Office Building, and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit 28 to the Registrant's Current Report on Form 8-K filed on or about February 22, 1984).

(10)(C) Agreements relating to Maryland Trade Center Building II (included as, and incorporated herein by reference to, Exhibit (10)(C) to the Registrant's Annual Report on Form 10-K filed February 28, 1985 (the "1984 Annual Report")).

(10)(D) Funding Commitment relating to Swenson Business Park Building C (included as, and incorporated herein by reference to, Exhibit (10)(D) to the 1984 Annual Report).

(10)(E) Agreements relating to Two Financial Centre Office Building (included as, and incorporated herein by reference to, Exhibit (10)(E) to the 1984 Annual Report).

(13) Annual Report to the Unitholders for the year ended November 30, 1994.

(23) Consent of Independent Auditors

(28) Portions of Prospectus of Registrant dated June 3, 1983 (included as, and incorporated herein by reference to, Exhibit (28) to the Registrant's Annual Report on Form 10-K filed February 27, 1988).

(b)(3)  Reports on Form 8-K:

No reports on Form 8-K were filed in the fourth quarter of the calendar year
1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  February 27, 1995                    HUTTON/GSH COMMERCIAL PROPERTIES 2
                                     BY:     HS Advisors III, Ltd.
                                             General Partner

                                     BY:     Hogan Stanton Investment, Inc.
                                             General Partner

                                             BY:     /s/Robert M. Stanton
                                             Name:   Robert M. Stanton
                                             Title:  Chairman of the Board


                                     BY:     Real Estate Services VII, Inc.
                                             General Partner

                                             BY:    /s/Rocco F. Andriola
                                             Name:  Rocco F. Andriola
                                             Title: Director, President, Chief
                                                    Executive Officer, Chief
                                                    Operating Officer and Chief
                                                    Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.

                                             REAL ESTATE SERVICES VII, INC.
                                             A General Partner



Date:   February 27, 1995
                                     BY:     /s/Rocco F. Andriola
                                             Rocco F. Andriola
                                             Director, President, Chief
                                             Executive Officer, Chief Operating
                                             Officer and Chief Financial
                                             Officer




Date:   February 27, 1995
                                     BY:     /s/Kenneth L. Zakin
                                             Kenneth L. Zakin
                                             Director




Date:   February 27, 1995
                                     BY:     /s/Michael T. Marron
                                             Michael T. Marron
                                             Vice President




Date:   February 27, 1995
                                     BY:     /s/William Caulfield
                                             William Caulfield
                                             Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                                             HS ADVISORS III, LTD.
                                             A General Partner





Date:   February 27, 1995
                                     BY:     /s/Robert M. Stanton
                                             Robert M. Stanton
                                             Chairman of the Board of Hogan
                                             Stanton Investment, Inc., as
                                             general partner of HS Advisors
                                             III, Ltd.






Date:    February 27, 1995
                                     BY:     /s/Stewart H. Buckle, III
                                             Stewart H. Buckle, III
                                             President, Asst. Treasurer, and
                                             Asst. Secretary of Hogan Stanton
                                             Investment, Inc., as general
                                             partner of HS Advisors III, Ltd.





Date:   February 27, 1995
                                     BY:     /s/Mark P. Mikuta
                                             Mark P. Mikuta
                                             Treasurer and Secretary
- ------------
Schedule III
- ------------
                       HUTTON/GSH COMMERCIAL PROPERTIES 2

            Schedule III - Real Estate and Accumulated Depreciation

                               November 30, 1994

                                                               Cost Capitalized
                                                                     Subsequent
                                 Initial Cost to Partnership     To Acquisition
                                 ---------------------------   ----------------

                                                   Buildings and  Buildings and
Description            Encumbrances(1)       Land   Improvements   Improvements
- -------------------    --------------  ----------  -------------  -------------
Commercial Property:
Consolidated Ventures:

Two Financial Centre
Little Rock, AR          $7,993,146    $1,560,092    $9,583,430      $  943,769

Maitland Building C
Orlando, FL                      --     1,395,606     6,526,619       1,288,296

Swenson C
San Jose, CA                     --     2,261,180     5,650,552         420,140
                         ----------     ---------    ----------       ---------
                         $7,993,146    $5,216,878   $21,760,601      $2,652,205
                         ==========     =========    ==========       =========

                Gross Amount at Which Carried at Close of Period

                                 Buildings and                   Accumulated
Description                Land   Improvements          Total   Depreciation
- ------------------    ---------    -----------     ----------   ------------
Commercial Property:
Consolidated Ventures:

Two Financial Centre
Little Rock, AR      $1,560,092    $10,527,199    $12,087,291    $(4,476,056)

Maitland Building C
Orlando, FL           1,395,606      7,814,915      9,210,521     (3,216,063)

Swenson C
San Jose, CA          2,261,180      6,070,692      8,331,872     (2,212,894)
                      ---------     ----------     ----------     ----------
                     $5,216,878    $24,412,806    $29,629,684    $(9,905,013)(3)
                      =========     ==========     ==========     ==========

                                                                 Life on which
                                                                  Depreciation
                                                                     in Latest
                              Date of          Date          Income Statements
Description              Construction      Acquired            is Computed (4)
- ---------------          ------------      --------          -----------------
Commercial Property:
Consolidated Ventures:

Two Financial Centre
Little Rock, AR                  1981      03/29/84             20 - 25 years

Maitland Building C
Orlando, FL                      1984      09/18/84             20 - 25 years

Swenson C
San Jose, CA                     1985      05/06/85             20 - 25 years

(1) Property secures notes payable to the Partnership and is eliminated in consolidation.
(2) For Federal income tax purposes, the aggregate cost of land, building and improvements is $30,523,646.
(3) For Federal income tax purposes, the amount of accumulated depreciation is $15,454,337.
(4) Improvements are depreciated over the terms of the respective leases, which range from one to twenty years.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended November 30, 1994, 1993 and 1992:

Real estate investments:                 1994            1993             1992
                                   ----------      ----------       ----------
Beginning of year                 $30,274,819     $29,629,169      $29,160,846
Additions                             248,828         645,650          468,323
Less Retirements                     (893,963)             --               --
                                   ----------      ----------       ----------
End of year                       $29,629,684     $30,274,819      $29,629,169
                                   ==========      ==========       ==========
Accumulated Depreciation:

Beginning of year                 $ 9,582,110     $ 8,392,182      $ 7,234,495
Depreciation expense                1,216,866       1,189,928        1,157,687
Less Retirements                     (893,963)             --               --
                                   ----------      ----------       ----------
End of year                       $ 9,905,013     $ 9,582,110      $ 8,392,182
                                   ==========      ==========       ==========

- ----------
Exhibit 13
- ----------
Hutton/GSH Commercial Properties 2 - 1994 Annual Report


Hutton/GSH Commercial Properties 2 is a limited partnership formed in 1983 to acquire, operate and hold for investment commercial real estate. The Partnership's investments currently consist of three commercial office buildings. Provided below is a comparison of lease levels at the properties as of November 30, 1994 and 1993.


                                                        Percentage Leased
Property                             Location            1994       1993

Swenson Business Park - Building C   San Jose, CA        100%       100%
Two Financial Centre                 Little Rock, AR     100%        98%
Maitland Center Office Building C    Orlando, FL          95%        88%




Administrative Inquiries        Performance Inquiries/Form 10-Ks
Address Changes/Transfers       The Shareholder Services Group
Service Data Corporation        P.O. Box 1527
2424 South 130th Circle         Boston, Massachusetts 02104-1527
Omaha, Nebraska 68144           Attn: Financial Communications
(800) 223-3464                  (800) 223-3464

                                    Contents
                         1       Message to Investors

                         3       Property Profiles & Leasing Update

                         5       Financial Highlights

                         6       Consolidated Financial Statements

                         9       Notes to Consolidated Financial Statements

                        13       Report of Independent Auditors

                        14       Net Asset Valuation


Message to Investors
We are pleased to present the 1994 Annual Report for Hutton/GSH Commercial Properties 2 (the "Partnership"). Partnership operations over the past few years have been characterized by relatively stable or improving performance at each of the Partnership's properties. Leasing progress at Two Financial Centre and Maitland Center Office Building C resulted in the properties being 100% and 95% leased, respectively, as of year-end 1994 and Swenson Business Park, Building C remains 100% leased. While we are pleased with this performance, 1995 is expected to be a particularly challenging year for the Partnership since the primary tenant at Two Financial Centre will vacate the building upon expiration of its lease in June 1995. Please refer to the Property Profiles and Leasing Update section of this report for additional information regarding the operating performance of each of the properties.

Cash Distributions
The Partnership paid cash distributions to Limited Partners totaling $34 per Unit for the year ended November 30, 1994, including a fourth quarter cash distribution of $4.25 per Unit that was either credited to your brokerage account or sent directly to you on January 25, 1995. The total amount includes a special distribution of $17 per Unit, which was paid on April 22, 1994. All cash distributions made during the year, including the special distribution, represent a return of capital from the sale of the Maryland Trade Center property in 1989. As previously reported, a portion of the proceeds at the time of the sale were retained to fund any operating deficits, tenant improvements and leasing commissions required at the Partnership's remaining properties. Since inception, the Partnership has paid total cash distributions of $237.76 per original $500 Unit. Total cash distributions include return of capital payments in the amount of $179 per Unit which reduced the Unit size from $ 500 to $321.

        1st Qtr       2nd Qtr       3rd Qtr       4th Qtr       Total
1993      $4.25         $4.25         $4.25         $4.25      $17.00
1994      $4.25         $21.25(1)     $4.25         $4.25      $34.00

(1) Includes a special cash distribution of $17.00 per Unit paid on April 22, 1994.

As discussed in the Partnership's third quarter report, a major tenant occupying 47,919 square feet or approximately 42% of the leasable space at Two Financial Centre will vacate the premises upon the expiration of its lease on June 30, 1995. While we remain optimistic that the space can be ultimately re-leased, we are uncertain as to the timing of any new leases. In addition, it is unlikely that a single tenant can be secured for such a large amount of space and tenant improvement costs are likely to be higher as this large block of space is divided to accommodate smaller tenants. In anticipation of a decline in revenue and the expected leasing commissions and tenant improvement costs at this property, it is necessary to reduce Partnership cash distributions commencing with the first quarter distribution, payable in April. The General Partners anticipate that the quarterly distribution rate will be reduced to reflect the cash flow generated by the Maitland and Swenson properties. Additional information regarding this distribution will be included in the Partnership's first quarter report.

Market Overview
The real estate industry, in general, continued its long recovery during 1994. The apartment complex and warehouse and distribution sectors exhibited the strongest performance, and certain types of commercial office space began to show signs of improvement. Specifically, the suburban office market has experienced declining vacancies and little new development. While the downtown office market continues to lag in the recovery, rental concessions have diminished, and rental rates have stabilized. As a result of these conditions, the national vacancy rate for commercial office space declined to approximately 17% as of the second quarter of 1994, down from approximately 19% as of the third quarter of 1993. The ongoing recovery of this market, however, is expected to be gradual, as technological advancements have made it easier and more efficient for traditional users of office space to work from home or satellite locations. As a result, a meaningful recovery in the value of office buildings is not anticipated in the immediate future.

The financing environment for commercial real estate also began to show signs of improvement during 1994. According to National Investor Survey, a CB Commercial publication, there are new sources of capital from commercial securitizations and mortgage conduits. Additionally, Emerging Trends in Real Estate indicated that traditional sources of capital such as pension funds, banks and, to a lesser degree, insurance companies are showing renewed interest in commercial real estate investment. It is important to note, however, that lenders are extremely selective in choosing their real estate investments, and there remains a gap between the supply and demand for funds, particularly with respect to the office sector. As a result, it is difficult for many potential buyers of commercial office space to obtain adequate financing, and sales opportunities remain limited.

Summary
While the consistently high occupancy rates at the Partnership's properties are encouraging, the Partnership faces significant challenges regarding the lease-up of the space scheduled to be vacated at Two Financial Center. It is anticipated that cash distributions will be maintained at a reduced rate until the majority of the vacant space is leased. Although the real estate market is gradually improving, a significant recovery in property values has yet to occur, and sales opportunities remain limited. The General Partners will continue to operate the Partnership's properties as effectively and efficiently as possible to ensure that they are well positioned for eventual sale. We will update you with respect to these efforts in future investor reports.


Very truly yours,

Real Estate Services VII, Inc.          Hogan Stanton Investment, Inc.
General Partner                         General Partner of HS Advisors III, Ltd.

/s/ Rocco F. Andriola                   /s/Robert M. Stanton


Rocco F. Andriola                       Robert M. Stanton
President                               Chairman

February 28, 1995


Property Profiles & Leasing Update
I.   SWENSON BUSINESS PARK-BUILDING C  San Jose, California

     Situated within a 65-acre business park which is located just north of central San Jose in California, Swenson Building C is a 90,145 square foot research and development facility providing an attractive location for many high technology companies due to its easy access to the San Jose Airport and Interstate 880.

     Leasing Update - Asante Technologies, Inc. ("Asante"), a designer of local area network products for Apple Computer's Macintosh line, leases 100% of the property pursuant to a five-year lease scheduled to expire in September 1997. The lease generated approximately 18% of the Partnership's consolidated revenues for 1994. Although Asante posted net income for its fiscal year ended September 30, 1994, the company incurred a loss during its last two quarters of fiscal 1994 and the first quarter of fiscal 1995. The company is currently seeking to expand and diversify its product line and remains current on its rental payments to the Partnership.

     Market Update - While the entire Silicon Valley region continues to be adversely impacted by the downsizing of large corporations such as Hewlett Packard, the research and development ("R&D") market improved in 1994, as continued growth in the communications, software and biotechnology industries has offset declines in the defense, aerospace and electronics industries. As of the third quarter of 1994, the vacancy rate for the R&D sector in the Silicon Valley market declined to 10.8% from 12.9% a year earlier. San Jose benefitted from these improving conditions as demand for space increased. As a result, the vacancy rate in San Jose fell to 8.9% as of the third quarter of 1994, from 15.3% a year earlier. Despite this improvement, the area has not yet experienced any meaningful increase in rental rates and property values remain depressed.


II.  TWO FINANCIAL CENTRE  Little Rock, Arkansas

     Situated in the Financial Centre Complex located in west Little Rock, Two Financial Centre is a 113,983 square foot, four-story brick office building. The property affords easy access to downtown Little Rock and the Little Rock Regional Airport, and is located near two interstate highways, I-630 and I-430. Several restaurants, hotels, hospitals and a country club are within the immediate vicinity.

     Leasing Update - As of November 30, 1994, the property was 100% occupied, compared to 98% a year earlier. Two leases were scheduled to expire in 1994. We are pleased to report that both tenants executed lease renewals during the year, including a tenant which expanded its space by 3,591 square feet. Additionally, a tenant which occupies 13,993 square feet or approximately 12% of the property's leasable space pursuant to a lease scheduled to expire January 30, 1995, executed a renewal at a slightly reduced rate.

     Two of the property's leases generated rental income in excess of 10% of the Partnership's consolidated revenues for 1994. The first of these leases is with a tenant which occupies approximately 27,000 square feet or 24% of the property's leasable area pursuant to a ten-year lease scheduled to expire in July 1998. Rental income from this tenant for fiscal 1994 was approximately $443,323, or 13% of the Partnership's consolidated rental income.

     The second lease is with a tenant occupying 47,919 square feet or approximately 42% of the property's leasable space pursuant to a lease scheduled to expire June 30, 1995. Rental income received from the tenant during fiscal 1994 was approximately $679,272, or 19% of the Partnership's consolidated rental income. The tenant intends to vacate the building upon expiration of its lease and move into a recently-completed build-to-suit corporate facility in west Little Rock. Although the General Partners have initiated an aggressive marketing campaign, it is unlikely that any single tenant can be found to re-lease the entire space. To date, our initiatives have generated interest in the space, however, there can be no assurance that new executed leases will result.

     Market Update - The Little Rock office market improved somewhat in 1994 as a lack of new construction combined with an increase in demand for office space narrowed the gap between supply and demand. Although the overall vacancy rate for office property remained largely unchanged from 1993 at approximately 10%, average lease rental rates increased by approximately 3% during the year including the suburban submarket where the property is located. Vacancy rates in the suburban office market remained at approximately 7%, unchanged from 1993. Two Financial Centre's primary competitors include One Financial Centre, Three Financial Centre and First Little Rock Plaza. Occupancies at these properties as of the fourth quarter of 1994 were 93%, 90% and 97%, respectively. The property also competes with a nearby office park, Koger Executive Park, which had an average occupancy rate of 93% in the 1994 fourth quarter.


III. MAITLAND CENTER OFFICE BUILDING C  Orlando, Florida

     Maitland Center Office Building C is a 98,096 square foot, three-story office building located in Maitland Center Office Park, a 230-acre development located in northwest metropolitan Orlando. The property features a brick and glass exterior.

     Leasing Update - The General Partners executed a new lease totaling 4,313 square feet, two lease renewals totaling 4,006 square feet, and three lease expansions totaling 4,320 square feet during 1994, resulting in an occupancy rate of 95% as of November 30, 1994, compared with 88% a year earlier. This leasing success is largely attributable to our ongoing aggressive marketing campaign along with improved leasing conditions in the Maitland Center office submarket.

     One tenant, which leases 23,753 square feet of space pursuant to a lease originally scheduled to expire in January 1995, generated rental income in fiscal 1994 of approximately $309,000 or 8% of the Partnership's consolidated revenues. We are pleased to report that during the third quarter of 1994, this tenant executed a three-year lease renewal for 19,560 square feet.

     Market Update - The Orlando office market improved in 1994 as the area benefitted from strong employment growth and a lack of new construction. As a result, the overall vacancy rate in Orlando declined to 13.1% as of December 31, 1994, the lowest level in seven years. The primary beneficiary of Orlando's improving conditions was the Maitland Center submarket, which is the largest submarket outside of downtown Orlando with approximately 3.6 million square feet of office space. Maitland Center boasted the lowest vacancy rate in the region at 6.7% in the fourth quarter of 1994, compared to 9.9% in 1993. With the increase in demand for office space, the use of rental concessions to attract prospective tenants has diminished. Rental rates, however, have not increased to any significant degree. Additionally, a substantial amount of space is expected to be added back to the Maitland Center submarket in 1995 as several large tenants move into newly-completed build-to-suit facilities.

Financial Highlights
For the periods ended November 30,
(dollars in thousands, except per Unit data)

                                1994     1993     1992     1991     1990

Total Income                  $3,660   $3,345   $2,954   $3,242   $3,745
Net Income (Loss)                674      396       90     (283)     528
Total Assets                  23,169   25,905   29,076   29,694   30,330
Net Cash From Operations       1,983    1,438    1,247    1,298    1,649
Net Income (Loss) per
  Limited Partnership Unit:     6.67     3.92      .89    (2.80)    5.22
Cash Distributions per
  Limited Partnership Unit:    34.00*   17.00*   30.00*      --       --


* Represent returns of capital associated with the sale of the Maryland Trade Center in 1989.


1 The increase in Total Income, Net Income and Net Cash From Operations in 1994 is due to higher Rental Income. Rental Income increased 12% in 1994 primarily as a result of increased occupancy and rental rates at Maitland Center Office Building C and Two Financial Centre.


Consolidated Balance Sheets
November 30, 1994 and 1993

Assets                                                 1994               1993

 Land                                          $  5,216,878       $  5,216,878
 Buildings and improvements                      24,412,806         25,057,941
                                                 ----------         ----------
                                                 29,629,684         30,274,819
 Less accumulated depreciation                   (9,905,013)        (9,582,110)
                                                 ----------         ----------
                                                 19,724,671         20,692,709

 Restricted cash                                    160,341            186,259
 Cash and cash equivalents                        2,524,376            640,153
 Short-term investment                                   --          3,584,400
                                                  ---------          ---------
                                                  2,684,717          4,410,812

 Rent and other receivables, net of allowance for
  doubtful accounts of $7,275 in 1994 and 1993      101,030             98,818
 Prepaid expenses, net of accumulated amortization
  of $921,231 in 1994 and $768,141 in 1993          421,219            486,906
 Deferred rent receivable                           237,349            215,607
                                                 ----------         ----------
Total Assets                                   $ 23,168,986       $ 25,904,852
                                                 ==========         ==========

Liabilities and Partners' Capital (Deficit)

Liabilities:
 Accounts payable and accrued expenses         $    188,248       $    161,318
 Due to affiliates                                   71,670             78,502
 Distribution payable                               429,293            429,293
 Security deposits payable                          163,907            159,371
                                                 ----------         ----------
Total Liabilities                                   853,118            828,484

Partners' Capital (Deficit):
 General Partners                                  (203,413)          (175,808)
 Limited Partners                                22,519,281         25,252,176
                                                 ----------         ----------
Total Partners' Capital                          22,315,868         25,076,368
                                                 ----------         ----------
Total Liabilities and Partners' Capital        $ 23,168,986       $ 25,904,852
                                                 ==========         ==========
See accompanying notes to consolidated financial statements.


Consolidated Statement of Partners' Capital (Deficit)
For the years ended November 30, 1994, 1993 and 1992

                                      General         Limited           Total
                                     Partners'       Partners'       Partners'
                                      Deficit         Capital         Capital
                                   ----------      ----------      ----------
Balance at November 30, 1991      $  (133,194)    $29,470,851     $29,337,657
Net income                                899          88,956          89,855
Distributions                         (30,100)     (3,000,000)     (3,030,100)
                                   ----------      ----------      ----------
Balance at November 30, 1992         (162,395)     26,559,807      26,397,412
Net income                              3,963         392,369         396,332
Distributions                         (17,376)     (1,700,000)     (1,717,376)
                                   ----------      ----------      ----------
Balance at November 30, 1993         (175,808)     25,252,176      25,076,368
Net income                              6,738         667,105         673,843
Distributions                         (34,343)     (3,400,000)     (3,434,343)
                                   ----------      ----------      ----------
Balance at November 30, 1994      $  (203,413)    $22,519,281     $22,315,868
                                   ==========      ==========      ==========
See accompanying notes to the consolidated financial statements.


Consolidated Statements of Operations
For the years ended November 30, 1994, 1993 and 1992

Income                                           1994         1993         1992
- ----------                                  ---------    ---------    ---------
Rent                                       $3,538,864   $3,166,541   $2,558,379
Interest                                      116,399      157,442      261,640
Other                                           4,910       21,187      133,653
                                            ---------    ---------    ---------
  Total Income                              3,660,173    3,345,170    2,953,672

Expenses
- ----------
Property operating                          1,427,276    1,403,438    1,298,528
Depreciation and amortization               1,369,956    1,314,719    1,247,967
General and administrative - affiliates        95,395      110,126      124,233
General and administrative - other             93,703      120,555      131,336
Bad debt expense                                   --           --       61,753
                                            ---------    ---------    ---------
  Total Expenses                            2,986,330    2,948,838    2,863,817
                                            ---------    ---------    ---------
  Net Income                               $  673,843   $  396,332   $   89,855
                                            =========    =========    =========
Net Income Allocated:

To the General Partners                    $    6,738   $    3,963   $      899
To the Limited Partners                       667,105      392,369       88,956
                                            ---------    ---------    ---------
                                           $  673,843   $  396,332   $   89,855
                                            =========    =========    =========
Per limited partnership unit
        (100,000 outstanding)                   $6.67        $3.92        $0.89
                                            =========    =========    =========
See accompanying notes to the consolidated financial statements


Consolidated Statements of Cash Flows
For the years ended November 30, 1994, 1993 and 1992

Cash Flows from Operating Activities:            1994         1993         1992
                                            ---------    ---------    ---------
Net income                                 $  673,843   $  396,332   $   89,855
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization              1,369,956    1,314,719    1,247,967
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
  Restricted cash                              25,918      (19,503)     (99,457)
  Rent and other receivables                   (2,212)      (6,062)     111,853
  Prepaid expenses                            (87,403)    (170,796)    (282,112)
  Deferred rent receivable                    (21,742)     (70,197)     128,813
  Accounts payable and accrued expenses        26,930       (8,776)     (72,750)
  Due to affiliates                            (6,832)     (14,042)      26,835
  Security deposits payable                     4,536       16,301       95,601
                                            ---------    ---------    ---------
Net cash provided by operating activities   1,982,994    1,437,976    1,246,605

Cash Flows from Investing Activities:

 Additions to real estate assets             (248,828)    (645,650)    (468,323)
 Short-term investment                      3,584,400    2,535,594      409,392

Net cash provided by (used for)             ---------    ---------    ---------
  investing activities                      3,335,572    1,889,944      (58,931)

Cash Flows from Financing Activities:

 Distributions                             (3,434,343)  (3,560,608)    (757,575)
                                            ---------    ---------    ---------
Net cash used for financing activities     (3,434,343)  (3,560,608)    (757,575)

Net increase (decrease) in cash and         ---------    ---------    ---------
     cash equivalents                       1,884,223     (232,688)     430,099
Cash and cash equivalents at
     beginning of year                        640,153      872,841      442,742
                                            ---------    ---------    ---------
Cash and cash equivalents at end of year   $2,524,376   $  640,153   $  872,841
                                            =========    =========    =========

Supplemental Schedule of Non-Cash Investing Activity:

 Write-off fully depreciated
     tenant improvements                   $  893,963   $       --   $       --
                                            =========    =========    =========
See accompanying notes to the consolidated financial statements.


Notes to Consolidated Financial Statements
November 30, 1994, 1993 and 1992

1. Organization
Hutton/GSH Commercial Properties 2 (the "Partnership") was organized as a limited partnership under the laws of the Commonwealth of Virginia pursuant to a Certificate and Agreement of Limited Partnership dated and filed September 1, 1983 (the "Partnership Agreement"). The Partnership was formed for the purpose of making acquisitions in and operating certain types of commercial real estate. The General Partners of the Partnership are Real Estate Services VII, Inc., which is an affiliate of Lehman Brothers (see below), and HS Advisors, Ltd. ("HS Advisors"), which is an affiliate of Goodman Segar Hogan, Inc. ("GSH"). The Partnership will continue until December 31, 2010, unless terminated sooner in accordance with the terms of the Partnership Agreement.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. ("Lehman Brothers").
The transaction did not affect the ownership of the general partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, Hutton Real Estate Services VII Inc., a general partner, changed its name to Real Estate Services VII Inc. ("Real Estate Services") to delete any reference to Hutton.

On August 1, 1993, GSH transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a 1% interest in GSHH. The stockholders of GSHH Inc. are GSH with a 62% interest and H.K. Associates, L.P., an affiliate of HK, with a 38% interest. The remaining interests in GSHH are limited partnership interests owned 50% by GSH and 49% by HK. The transaction did not affect the ownership of the General Partners.

2. Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of the Partnership and its ventures, Two Financial Centre Joint Venture, Swenson Building C Joint Venture and Maitland Building C, a wholly-owned property. Intercompany accounts and transactions between the Partnership and the ventures have been eliminated in consolidation.

Real Estate Investments - Real estate investments, which consist of commercial office buildings, are recorded at cost less accumulated depreciation. Cost includes the initial purchase price of the property plus closing costs, acquisition and legal fees and capital improvements. Depreciation is computed using the straight-line method based on estimated useful lives of 20 to 25 years, except for tenant improvements, which are depreciated over the terms of the respective leases.

Leases are accounted for as operating leases. Leasing commissions are amortized over the terms of the respective leases.

Deferred rent receivable consists of rental income which is recognized on a straight-line basis over the terms of the respective leases but will not be received until later periods as a result of rent concessions.

Restricted Cash - Restricted cash primarily represents cash held in connection with tenant security deposits.

Cash Equivalents - Cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from the date of purchase.

Short-term Investment - Short-term investment consists of a 30-day repurchase agreement collateralized by U.S. Treasury Notes. The investment was liquidated during 1994.

Income Taxes - No provision for income taxes has been made in the financial statements of the Partnership since such taxes are the responsibility of the individual partners, rather than of the Partnership.

Reclassifications - Certain balances in the 1993 and 1992 financial statements have been reclassified to conform to the 1994 presentation.

3. The Partnership Agreement and Cash Distributions
The Partnership Agreement provides that the net cash from operations, as defined, for each fiscal year will be distributed on a quarterly basis 99% to the limited partners and 1% to the general partners until each limited partner has received a 9% annual noncumulative return on his adjusted capital investment, as defined. The net cash from operations will then be distributed to the general partners until the general partners have received 10% of the aggregate net cash from operations distributed to all partners. Thereafter, net cash from operations will be distributed 90% to the limited partners and 10% to the general partners.

Net proceeds from sales or refinancings shall be distributed 99% to the limited partners and 1% to the general partners until each limited partner has received an amount equal to his adjusted capital investment, as defined, and 10% cumulative annual return thereon, reduced by any net cash from operations actually distributed to such limited partner. The balance of net proceeds, if any, will then be distributed 85% to the limited partners and 15% to the general partners.

Upon the dissolution and termination of the Partnership, the General Partners will be required to contribute to the Partnership an amount not to exceed 1% of the total capital contributions from all of the Partners of the Partnership less prior contributions of the General Partners. In no event shall the General Partners be obligated to contribute more than the negative balances in their respective capital accounts.

The Partnership paid cash distributions totalling $3,400,000 and $34,343 to the Limited and General Partners respectively, representing $34 per Limited Partnership Unit for the year ended November 30, 1994. An additional $429,293 has been accrued in 1994 for a distribution during the first quarter of 1995. The Partnership paid cash distributions totalling $3,525,000 and $35,608 to the Limited and General Partners respectively, representing $35.25 per Limited Partnership Unit for the year ended November 30, 1993. The cash distributions are funded from the Partnership's cash reserves and represent a return of capital from the sale of the Maryland Trade Center property in 1989. At November 30, 1994, the remaining reserve balance from the sale of the Maryland Trade Center property is approximately $364,000. Future cash distributions will be funded from the remaining reserve balance and cash flow from operations.

The timing and amount of future distributions will depend on several factors, including the adequacy of rental income being generated by current leases and Partnership cash flow.

Losses and all depreciation and amortization for any fiscal year shall be allocated 99% to the limited partners and 1% to the general partners. Income before depreciation and amortization for any fiscal year and all gains from sales will be allocated in substantially the same manner as net cash from operations.

4. Transactions with the General Partners and Affiliates
The following is a summary of amounts paid or accrued to the General Partners during the years ended November 30, 1994, 1993, and 1992, respectively:

                                 Unpaid at
                               November 30,                   Paid
                                      1994        1994        1993        1992
                                ----------     -------    --------    --------
Reimbursement of:
 Administrative salaries
  and expenses                    $  71,670   $  96,920   $ 106,287   $ 114,004
                                   --------    --------    --------    --------
                                  $  71,670   $  96,920   $ 106,287   $ 114,004
                                   ========    ========    ========    ========


The amounts listed on the previous page have been included in property operating and general and administrative expenses and were paid or accrued to the General Partners as follows:

                                  Unpaid at
                                November 30,                   Paid
                                       1994        1994        1993        1992
                                   --------    --------     -------    --------
Real Estate Services VII          $  71,670   $  69,116   $  73,461   $  81,994
HS Advisors                              --      27,804      32,826      32,010
                                   --------    --------    --------    --------
                                  $  71,670   $  96,920   $ 106,287   $ 114,004
                                   ========    ========    ========    ========


5. Real Estate Investments
Since inception, the Partnership has acquired five commercial office buildings through investments in joint ventures or limited partnerships with unaffiliated co-venturers, of which three remain:

                        Square                            Date         Purchase
Property Name             Feet           Location     Acquired            Price
- --------------         -------    ---------------     --------       ----------
Two Financial Centre   113,983    Little Rock, AR      3/29/84      $10,700,000
Maitland Building C     98,096        Orlando, FL      9/18/84      $ 8,770,000
Swenson Building C      90,145       San Jose, CA      5/06/85      $ 7,700,000


The joint venture agreements substantially provide that:

 (a) Net cash from operations will be distributed 100% to the Partnership until it has received an annual, noncumulative return on its capital contribution, as adjusted, ranging from 7% to 11%. Thereafter, any remaining cash from operations will be shared in a ratio relating to the various ownership interests of the Partnership.

 (b) Net proceeds from a sale or refinancing will be distributed 100% to the Partnership until it has received an annual, cumulative return ranging from 7% to 11% and an amount equal to 110% to 120% of its adjusted capital contribution. Any remaining balance will be shared in a ratio relating to the various ownership interests of the Partnership.

 (c) Taxable income of the joint ventures and limited partnerships will be allocated in substantially the same manner as net cash from operations. Taxable losses will generally be allocated to the Partnership in the same manner as net cash from operations for Swenson Building C. Taxable losses will generally be allocated 100% to the Partnership for Two Financial Centre.

For financial statement purposes, net income and net losses are allocated in the same manner as taxable income and taxable losses.

6. Loan to Two Financial Centre Joint Venture
The Two Financial Centre Joint Venture ("TFC") has provided a demand promissory note to the Partnership with a principal balance of $7,383,033 and which bears interest at 12% per annum, resulting in annual interest of $885,960. Monthly payments of interest only are due in arrears in the amount of $73,830. On September 17, 1993, TFC issued to the Partnership a new demand promissory note in the amount of $610,113 representing the unpaid accrued interest as of September 17, 1993 on the original principal balance of $7,383,033. The note bears interest at 8% per annum, resulting in annual interest of $48,809. Monthly interest of $4,067 is payable in arrears commencing October 17, 1993. As of November 30, 1994, accrued interest of $160,354 remains unpaid. Interest of $761,058, $1,165,821 and $674,870 has been paid by TFC to the Partnership during the fiscal years ended November 30, 1994, 1993 and 1992, respectively. All interest and principal activity and balances relating to the demand promissory notes are eliminated in consolidation for financial statement presentation purposes.

7. Rental Income Under Operating Leases
Future minimum rental income to be received on noncancellable operating leases as of November 30, 1994 is as follows:

          1995                 $2,889,292
          1996                  2,331,729
          1997                  1,804,172
          1998                    796,664
          1999                    339,109
          Thereafter              244,235
                                ---------
                               $8,405,201

Lease terms range from one to ten years. The leases allow for increases in certain property operating expenses to be passed on to tenants.

Leases to two tenants of TFC generated rental revenue in excess of 10% of the Partnership's consolidated rental revenues for the year ended November 30, 1994. The rental income derived from these leases for 1994 was $443,323 and $679,272, respectively, or 13% and 19% of the Partnership's 1994 consolidated rental income. As of November 30, 1994, both tenants are current in their rent payments. On June 30, 1995, the lease providing 19% of the Partnership's consolidated rental income is scheduled to expire. The tenant completed a build-to-suit corporate facility, which it will occupy subsequent to the expiration of its lease. As a result, the Partnership has initiated an aggressive marketing campaign to lease the vacated space.

The Partnership entered into a lease with Asante Technologies, Inc. (the "Tenant") pursuant to the terms of a lease agreement which became effective July 16, 1992. In accordance with the terms of the Lease Agreement, the Tenant was granted an allowance for Tenant Improvements in the amount of $315,508. The lease term is for five years. As a condition for approving the lease, the General Partners required the Tenant to pay a $100,000 security deposit. On September 14, 1992, the lease commenced and the Tenant occupied 100% of Swenson Building C. In addition to base rental payments, the Tenant shall pay as additional rent, real property taxes and insurance. Under the lease, the Partnership will record minimum annual rental revenue of $639,849. As of November 30, 1994, Asante has generated $638,847 or 18% of the Partnership's consolidated rental income and is current on its rent payments.

8. Reconciliation of Net Income to Taxable Loss
The net income reported in the financial statements for the year ended November 30, 1994 exceeded the taxable income reported to the partners by $249,093. The taxable loss reported to the partners for years ended November 30, 1993 and 1992 exceeded the net income reported in the financial statements by $449,370, and $272,656, respectively.

These differences are primarily due to the use of different methods of recording depreciation expense and rental income. The Partnership uses accelerated methods of depreciating real estate for tax purposes and the straight-line method for financial statement purposes. Rental income is recorded when received or receivable for tax purposes and on a straight-line basis for financial statement purposes.

9. Swenson Building C - Arix Default
In December 1991, Arix Corporation ("Arix"), the former tenant at Swenson Building C, filed for Chapter 11 bankruptcy protection from its creditors.
Arix had occupied 100% of the Swenson property pursuant to a lease which expired on September 28, 1991. Pursuant to Arix's plan of reorganization, on April 14, 1992, the Partnership received 800,000 shares of Arix stock in lieu of $700,000 of rental payments which had been in default. A decrease in the market price of Arix's stock has resulted in the Partnership being unable to sell the stock for $700,000. As of December 12, 1992, the Partnership had sold all 800,000 shares of its Arix stock. The Partnership recognized proceeds of $12,212 and $98,760 net of brokerage commissions, respectively, included in other income for the years ended November 30, 1993 and 1992.


REPORT OF INDEPENDENT AUDITORS
The Partners
Hutton/GSH Commercial Properties 2
 and Consolidated Ventures

We have audited the accompanying consolidated balance sheets of Hutton/GSH Commercial Properties 2 and Consolidated Ventures as of November 30, 1994 and 1993, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended November 30, 1994. These financial statements and schedule are the responsibility of the Partnership management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hutton/GSH Commercial Properties 2 and Consolidated Ventures at November 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1994, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Boston, Massachusetts
January 13, 1995


Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $321 Unit at November 30, 1994 (Unaudited)

                                                    Acquisition     Appraised
Property                     Date of Acquisition           Cost(1)      Value(2)
                                        --------      ---------      ---------
Two Financial Centre (3)                03-29-84    $ 4,611,600    $ 1,006,854
Maitland Center Office Building C (4)   09-18-84      8,367,320      8,200,000
Swenson Business Park-Building C (5)    05-06-85      8,059,590      6,240,000

                                                    $21,038,510    $15,446,854

Cash and cash equivalents                                            2,524,376
Interest and other receivables                                         101,030
Demand promissory notes receivable (6)                               7,993,146
Prepaid expenses                                                        71,903
                                                                    ----------
                                                                    26,137,309
Less:
 Accounts payable and accrued expenses                                (188,248)
 Due to affiliates                                                     (71,670)
 Distribution payable                                                 (429,293)
                                                                    ----------
Partnership Net Asset Value (7)                                    $25,448,098

Net Asset Value Allocated:
 Limited Partners                                                  $25,193,617
 General Partners                                                      254,481
                                                                    ----------
                                                                   $25,448,098
                                                                    ----------
Net Asset Value Per Unit (100,000 units outstanding)                   $251.94
                                                                        ======
(1) Purchase price plus General Partners' acquisition fees.

(2) This represents the Partnership's share of the November 30, 1994 Appraised Values which were determined by independent property appraisal firms. The Partnership's share of the November 30, 1994 Appraised Value takes into account the allocation provision of the joint venture agreements governing the distribution of sales proceeds for each of the properties.

(3) The Acquisition Cost and the Partnership's share of the November 30, 1994 Appraised Value are net of the outstanding mortgage loan balance at the time of acquisition and the demand promissory note at November 30, 1994. The Acquisition Cost of $4,611,600 for Two Financial Centre is comprised of the acquisition fee paid to the General Partners and an amount required to fund the completion of tenant improvements and other capital items.

(4) The Acquisition Cost of $8,367,320 for Maitland Center Office Building C is comprised of the acquisition fee paid to the General Partners and an amount required to fund the completion of tenant improvements and other capital items.

(5) The Acquisition Cost of $8,059,590 for Swenson Business Park- Building C is comprised of the acquisition fee paid to the General Partners and an amount required to fund the completion of tenant improvements and other capital items.

(6) The current principal balance of the demand promissory notes receivable from the Two Financial Centre Joint Venture is $7,993,146 as discussed in this report.

(7) The Net Asset Value assumes a hypothetical sale at November 30, 1994 of all Partnership properties at their appraised values and the distribution of the proceeds of such sale, together with the Partnership's cash and the proceeds from temporary investments, to the Partners. Real estate brokerage commissions payable to the General Partners or others are not determinable at this time and have not been included in the determination. Since the Partnership would incur real estate brokerage commissions and other selling expenses in connection with the sale of its properties and other assets, cash available for distribution to the Partners would be less than the appraised Net Asset Value.

Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. Because of the nature of the Partnership's properties and the existing market for such properties, there can be no assurance that the other properties reviewed by the appraiser are comparable. The appraised value does not reflect the actual costs which would be incurred in selling the property. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's properties and the price at which Units of the Partnership could be sold is likely to be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuations of Units should consider all relevant factors, including, but not limited to Net Asset Value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.

- ----------
Exhibit 23
- ----------

                        Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Hutton/GSH Commercial Properties 2 of our report dated January 13, 1995, included in the 1994 Annual Report to Shareholders of Hutton/GSH Commercial Properties 2 and Consolidated Ventures.

Our audit also included the financial statement schedule of Hutton/GSH Commercial Properties 2 and Consolidated Ventures listed in Item 14(a). This schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP

Boston, Massachusetts
January 13, 1995