Form 10-Q
period 1995-02-28
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1995-04-13
CIK 706003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        February 28, 1995



                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-11763


                       HUTTON/GSH COMMERCIAL PROPERTIES 2
             (Exact name of registrant as specified in its charter)




        Virginia                                              13-3130258
   -------------------                                     ----------------
(State or other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                            identification No.)


3 World Financial Center, New York, NY                           10285
- - ---------------------------------------                        --------
(Address of principal executive offices)                      (Zip code)

                                 (212) 526-3237
                              --------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No



                          Consolidated Balance Sheets

                                                February 28,       November 30,
Assets                                                 1995               1994

Land                                            $ 5,216,878        $ 5,216,878
Buildings and improvements                       24,430,267         24,412,806
                                                 ----------         ----------
                                                 29,647,145         29,629,684
Less accumulated depreciation                   (10,136,028)        (9,905,013)
                                                 ----------         ----------
                                                 19,511,117         19,724,671

Restricted cash                                     163,212            160,341
Cash and cash equivalents                         2,596,627          2,524,376
                                                 ----------         ----------
                                                  2,759,839          2,684,717

Interest other receivables, net of allowance for
  doubtful accounts of $7,275 in 1995 and 1994       99,556            101,030
Prepaid expenses, net of accumulated amortization
  of $951,778 in 1995 and $921,231 in 1994          380,051            421,219
Deferred rent receivable                            215,693            237,349
                                                 ----------         ----------
Total Assets                                    $22,966,256        $23,168,986
                                                 ==========         ==========

Liabilities and Partners' Capital (Deficit)

Liabilities:
  Accounts payable and accrued expenses         $   205,443        $   188,248
  Due to affiliates                                  62,077             71,670
  Distribution payable                              303,030            429,293
  Security deposits payable                         163,466            163,907
                                                 ----------         ----------
Total Liabilities                                   734,016            853,118

Partners' Capital (Deficit):
  General Partners                                 (204,249)          (203,413)
  Limited Partners                               22,436,489         22,519,281
                                                 ----------         ----------
Total Partners' Capital                          22,232,240         22,315,868
                                                 ----------         ----------
Total Liabilities and Partners' Capital         $22,966,256        $23,168,986
                                                 ==========         ==========


Consolidated Statement of Partners' Capital (Deficit)
For the three months ended February 28, 1995

                                           General         Limited
                                          Partners        Partners        Total
                                       -----------      ----------   ----------
Balance at November 30, 1994          $   (203,413)    $22,519,281  $22,315,868
Net income                                   2,194         217,208      219,402
Cash distributions                          (3,030)       (300,000)    (303,030)
                                       -----------      ----------   ----------
Balance at February 28, 1995          $   (204,249)    $22,436,489  $22,232,240
                                       ===========      ==========   ==========

See accompanying notes to consolidated financial statements.


                     Consolidated Statements of Operations
             For the three months ended February 28, 1995 and 1994

Income                                                   1995             1994
- - -------------                                      ----------       ----------
Rent                                              $   897,731      $   830,619
Interest                                               34,664           31,432
Other                                                   1,036            1,083
                                                   ----------       ----------
Total Income                                          933,431          863,134

Expenses
- - -------------
Depreciation and amortization                         341,688          335,234
Property operating                                    332,098          307,218
General and administrative - affiliates                15,710           18,441
General and administrative - other                     24,533           23,287
                                                   ----------       ----------
Total Expenses                                        714,029          684,180
                                                   ----------       ----------
Net Income                                        $   219,402      $   178,954
                                                   ==========       ==========
Net Income Allocated:

To the General Partners                           $     2,194      $     1,790
To the Limited Partners                               217,208          177,164
                                                   ----------       ----------
                                                  $   219,402      $   178,954
                                                   ==========       ==========
Per limited partnership unit
  (100,000 outstanding)                                 $2.17            $1.77
                                                   ==========       ==========

See accompanying notes to consolidated financial statements.


                     Consolidated Statements of Cash Flows
             For the three months ended February 28, 1995 and 1994

Cash Flows from Operating Activities:                       1995           1994
                                                      ----------     ----------
Net income                                           $   219,402    $   178,954
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                          341,688        335,234
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash                                       (2,871)        (6,648)
    Interest and other receivables                         1,474         (9,849)
    Prepaid expenses                                      10,621        (38,450)
    Deferred rent receivable                              21,656         (2,179)
    Accounts payable and accrued expenses                 17,195         31,409
    Due to affiliates                                     (9,593)        (9,628)
    Security deposits payable                               (441)         5,685
                                                      ----------     ----------
Net cash provided by operating activities                599,131        484,528

Cash Flows from Investing Activities:

Purchase of real estate assets                           (97,587)      (100,170)
Short-term investment                                         --        (27,356)
                                                      ----------     ----------
Net cash used for investing activities                   (97,587)      (127,526)

Cash Flows from Financing Activities:

Capital distributions                                   (429,293)      (429,293)
                                                      ----------     ----------
Net cash used for financing activities                  (429,293)      (429,293)

Net increase (decrease) in cash and cash equivalents      72,251        (72,291)
Cash and cash equivalents at beginning of period       2,524,376        640,153
                                                      ----------     ----------
Cash and cash equivalents at end of period           $ 2,596,627    $   567,862
                                                      ==========     ==========
Supplemental Schedule of Non-Cash Investing Activity:

Write-off fully depreciated tenant improvements      $    80,126    $        --
                                                      ==========     ==========

See accompanying notes to consolidated financial statements.


                 Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1995 and the results of operations, changes in partners' capital (deficit), and cash flows for the three months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
The Partnership had cash and cash equivalents at February 28, 1995 of $2,596,627, compared to $2,524,376 at November 30, 1994. The increase of $72,251 is the result of net cash provided by operations in the amount of $599,131, offset by cash distributions totaling $429,293 and capital expenditures in the amount of $97,587. The Partnership also had a restricted cash balance of $163,212 at February 28, 1995 which is made up primarily of security deposits. The Partnership expects sufficient cash flow from operations to be generated to meet its current operating requirements.

Prepaid expenses totaled $380,051 at February 28, 1995, compared with $421,219 at November 30, 1994. The decrease is primarily attributable to the amortization of prepaid insurance and leasing commissions.

The General Partners declared a cash distribution of $3.00 per Unit for the quarter ended February 28, 1995, which will be paid on or about April 17, 1995. This distribution continues to represent a return of capital from the sale of Maryland Trade Center in 1989. As previously reported, a portion of the proceeds at the time of the sale were retained to fund any operating deficits, tenant improvements and leasing commission required at the Partnership's remaining properties. The timing and amount of future cash distributions will depend on several factors, including the adequacy of rental income being generated by current leases, Partnership cash flow and the ability to re-lease the space to be vacated at Two Financial Centre.

Commencing with the 1995 first quarter, cash distributions were reduced from the previous level of $4.25 per Unit to reflect cash flow approximately generated by Maitland Center Office Building C and Swenson Business Park - Building C. A major tenant occupying 47,919 square feet at Two Financial Centre and generating annual revenue of $679,272 will vacate the premises upon the expiration of its lease on June 30, 1995. Although the General Partners have initiated an aggressive marketing campaign to re-lease the space, there can be no assurance that these efforts will result in new lease executions. It is unlikely that a single tenant can be secured for such a large amount of space and tenant improvement costs at this property are likely to be higher than usual as this large block of space is likely to be divided to accommodate smaller tenants. In anticipation of a decline in revenue and the expected leasing commissions and tenant improvement costs at this property, the General Partners believe it was necessary to reduce cash distributions.

Results of Operations
Partnership operations resulted in net income of $219,402 for the three months ended February 28, 1995, compared with $178,954 for the corresponding period in 1994. The increase in net income is primarily attributable to an increase in rental revenues as a result of higher rental rates.

Rental income totaled $897,731 for the three months ended February 28, 1995, compared to $830,619 for the three months ended February 28, 1994. The increase is primarily attributable to higher rental rates at all of the Partnership's properties. Interest and other income in the 1995 period remained relatively unchanged from the comparable 1994 period.

Property operating expenses totaled $332,098 for the three months ended February 28, 1995, compared to $307,218 for the corresponding 1994 period. The increase is primarily due to higher insurance premiums at all three properties, compared to the corresponding 1994 period.

As of February 28, 1995, lease levels at each of the properties were as follows: Two Financial Centre - 100%; Maitland Center Office Building C - 94%; and Swenson Business Park, Building C - 100%.





PART II	OTHER INFORMATION


Items 1-5	Not applicable.

Item 6		Exhibits and reports on Form 8-K.

		(a)	Exhibits - None

		(b)	Reports on Form 8-K - No reports on Form 8-K
			were filed during the quarter ended February 28, 1995.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  April 13, 1995
                                   HUTTON/GSH COMMERCIAL PROPERTIES 2

                                   BY:     Real Estate Services VII, Inc.
                                           General Partner




                                   BY:      /s/Rocco F. Andriola
                                   Name:    Rocco F. Andriola
                                   Title:   Director, President, Chief
                                            Financial Officer