Form 10-Q
period 1995-05-31
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1995-07-14
CIK 706003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

For the quarterly period ended        May 31, 1995



OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-11763


                       HUTTON/GSH COMMERCIAL PROPERTIES 2
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)




          Virginia                                               13-3130258
- - -------------------------------                              ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                              identification No.)


3 World Financial Center, 29th Floor
New York, NY    ATTN:  Andre Anderson                               10285
- - ---------------------------------------                           --------
(Address of principal executive offices)                         (Zip code)

                                 (212) 526-3237
                              -------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


Consolidated Balance Sheets

                                                    May 31,         November 30,
Assets                                                1995                 1994
- - ---------------                                -----------          -----------
Land                                          $  5,216,878         $  5,216,878
Buildings and improvements                      24,491,443           24,412,806
                                               -----------          -----------
                                                29,708,321           29,629,684
Less-accumulated depreciation                  (10,455,198)          (9,905,013)
                                               -----------          -----------
                                                19,253,123           19,724,671

Restricted cash                                    168,993              160,341
Cash and cash equivalents                        2,794,273            2,524,376
                                               -----------          -----------
                                                 2,963,266            2,684,717

Interest and other receivables, net of
  allowance for doubtful accounts of
  $7,275 in 1995 and 1994                          112,029              101,030
Prepaid expenses, net of accumulated
  amortization of $980,761 in 1995 and
  $921,231 in 1994                                 343,905              421,219
Deferred rent receivable                           201,704              237,349
                                               -----------          -----------
Total Assets                                  $ 22,874,027         $ 23,168,986
                                               ===========          ===========

Liabilities and Partners' Capital (Deficit)
- - ---------------
Liabilities:
  Accounts payable and accrued expenses       $    245,293         $    188,248
  Due to affiliates                                 67,348               71,670
  Distribution payable                             429,293              429,293
  Security deposits payable                        163,466              163,907
                                               -----------          -----------
Total Liabilities                                  905,400              853,118
                                               -----------          -----------
Partners' Capital (Deficit):
  General Partners                                (206,885)            (203,413)
  Limited Partners                              22,175,512           22,519,281
                                               -----------          -----------
Total Partners' Capital                         21,968,627           22,315,868
                                               -----------          -----------
Total Liabilities and Partners' Capital       $ 22,874,027         $ 23,168,986
                                               ===========          ===========
See accompanying notes to the consolidated financial statements.


Consolidated Statement of Partners' Capital (Deficit)
For the six months ended May 31, 1995

                                        General          Limited
                                       Partners         Partners          Total
                                     ----------       ----------     ----------
Balance at November 30, 1994        $  (203,413)     $22,519,281    $22,315,868
Net income                                3,851          381,231        385,082
Distributions                            (7,323)        (725,000)      (732,323)
                                     ----------       ----------     ----------
Balance at May 31, 1995             $  (206,885)     $22,175,512    $21,968,627
                                     ==========       ==========     ==========
See accompanying notes to the consolidated financial statements.


Consolidated Statements of Operations

                                  Three months ended        Six months ended
                                        May 31,                  May 31,
Income                             1995         1994        1995         1994
- - ---------------                 ---------    ---------   ---------    ---------
Rent                           $  896,280   $  890,357  $1,794,011   $1,720,976
Interest                           40,150       28,216      74,814       59,648
Other                               1,098        1,086       2,134        2,169
                                ---------    ---------   ---------    ---------
  Total Income                    937,528      919,659   1,870,959    1,782,793

Expenses
- - ---------------
Property operating                374,912      355,429     707,010      662,647
Depreciation and amortization     348,153      342,214     689,841      677,448
General and administrative
  - affiliates                     21,021       23,814      36,731       42,255
General and administrative
  - other                          27,762       21,937      52,295       45,224
                                ---------    ---------   ---------    ---------
Total Expenses                    771,848      743,394   1,485,877    1,427,574
                                ---------    ---------   ---------    ---------
Net Income                     $  165,680   $  176,265  $  385,082   $  355,219
                                =========    =========   =========    =========
Net Income Allocated:

To the General Partners        $    1,657   $    1,763  $    3,851   $    3,552
To the Limited Partners           164,023      174,502     381,231      351,667
                                ---------    ---------   ---------    ---------
                               $  165,680   $  176,265  $  385,082   $  355,219
                                =========    =========   =========    =========
Per limited partnership unit
  (100,000 outstanding)             $1.64        $1.75       $3.81        $3.52
                                =========    =========   =========    =========
See accompanying notes to the consolidated financial statements.


Consolidated Statements of Cash Flows
For the six months ended May 31, 1995 and 1994

Cash Flows from Operating Activities:                      1995            1994
- - ------------------------------------                  ---------       ---------
Net income                                           $  385,082      $  355,219
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                         689,841         677,448
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash                                      (8,652)         (6,854)
    Rent and other receivables                          (10,999)        (20,818)
    Prepaid expenses                                     17,784         (18,008)
    Deferred rent receivable                             35,645          (3,685)
    Accounts payable and accrued expenses                57,045          60,292
    Due to affiliates                                    (4,322)         (2,851)
    Security deposits payable                              (441)          5,685
                                                      ---------       ---------
Net cash provided by operating activities             1,160,983       1,046,428

Cash Flows from Investing Activities:
- - ------------------------------------
  Additions to real estate assets                      (158,763)       (188,452)
  Short-term investment                                      --       1,949,033
                                                      ---------       ---------
Net cash provided by (used for) investing activities   (158,763)      1,760,581

Cash Flows from Financing Activities:
- - ------------------------------------
  Distributions                                        (732,323)     (2,575,757)
                                                      ---------       ---------
Net cash used for financing activities                 (732,323)     (2,575,757)
                                                      ---------       ---------
Net increase in cash and cash equivalents               269,897         231,252
                                                      ---------       ---------
Cash and cash equivalents at beginning of period      2,524,376         640,153
                                                      ---------       ---------
Cash and cash equivalents at end of period           $2,794,273      $  871,405
                                                      =========       =========

Supplemental Schedule of Non-Cash Investing Activity:
- - ----------------------------------------------------
Write-off of fully depreciated tenant improvements   $   80,126      $  340,259
                                                      =========       =========
See accompanying notes to the consolidated financial statements.


Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1995 and the results of operations for the three and six months ended May 31, 1995 and 1994, cash flows for the six months ended May 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the six months ended May 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Liquidity and Capital Resources
- - -------------------------------
The Partnership had cash and cash equivalents at May 31, 1995 of $2,794,273, compared to $2,524,376 at November 30, 1994. The increase of $269,897 is the result of net cash provided by operations in the amount of $1,160,983, offset by cash distributions totaling $732,323 and capital expenditures in the amount of $158,763. The Partnership also had a restricted cash balance of $168,993 at May 31, 1995 which is primarily comprised of security deposits. The Partnership expects sufficient cash flow from operations to be generated to meet its current operating requirements.

Prepaid expenses totaled $343,905 at May 31, 1995, compared with $421,219 at November 30, 1994. The decrease is primarily attributable to the amortization of prepaid insurance and leasing commissions. Accounts payable and accrued expenses totaled $245,293 at May 31, 1995, compared with $188,248 at November 30, 1994. The increase is largely due to the accrual for real estate taxes for all three of the Partnership's properties.

With respect to the first quarter of 1995, cash distributions were reduced from the previous level of $4.25 per Unit to $3.00 per Unit due to the announcement by a major tenant at Two Financial Centre that it intended to vacate the property upon the expiration of its lease on June 30, 1995. The tenant occupied 47,919 square feet, representing approximately 42% of the property's leasable area, and generated annual revenues of $679,272. Upon the expiration of its lease in June 1995, the tenant vacated the premises. However, the General Partners executed four new leases totaling 36,038 square feet in April, May and June of 1995 representing approximately 32% of the property's leasable space. The largest lease executed was a five-year deal with a major health insurer for 29,972 square feet or approximately 26% of the property's leasable space. This tenant began paying rent in July 1995. As a result of these lease executions, cash distributions were increased to $4.25 per Unit commenc ing with the 1995 second quarter.

The General Partners declared a cash distribution of $4.25 per Unit for the quarter ended May 31, 1995, which will be paid on or about July 21, 1995. Of this amount, $3.61 per Unit was funded from property operations and $0.64 per Unit represents a return of capital from the sale of Maryland Trade Center in 1989. As previously reported, a portion of the proceeds at the time of the sale were retained to fund any operating deficits, tenant improvements and leasing commissions required at the Partnership's remaining properties. The timing and amount of future cash distributions will be determined quarterly by the General Partners, and will depend on the adequacy of cash flow and the Partnership's cash reserve requirements.

Results of Operations
- - ---------------------
Partnership operations resulted in net income of $165,680 and $385,082 for the three and six months ended May 31, 1995, respectively, compared with $176,265 and $355,219 for the corresponding periods in 1994. The slightly higher net income for the six-month period is primarily attributable to an increase in rental income as a result of higher rental rates. The lower net income for the three-month period is largely due to higher property operating expenses and general and administrative - other expenses which more than offset an increase in rental income.

Rental income totaled $896,280 and $1,794,011 for the three and six months ended May 31, 1995, compared to $890,357 and $1,720,976 for the three and six months ended May 31, 1994. The increases are primarily attributable to higher rental rates at all of the Partnership's properties. Interest income totaled $40,150 and $74,814 for the three and six months ended May 31, 1995, respectively, compared with $28,216 and $59,648 for the respective 1994 periods, reflecting higher interest rates earned on the Partnership's cash balances.

Property operating expenses totaled $374,912 and $707,010 for the three and six months ended May 31, 1995, respectively, compared to $355,429 and $662,647 for the respective 1994 periods. The increases are primarily due to increased insurance costs primarily at Swenson Business Park - Building C and higher utility expenses at Maitland Center Office Building.

As of May 31, 1995, lease levels at each of the properties were as follows: Two Financial Centre - 100%; Maitland Center Office Building C - 94%; and Swenson Business Park, Building C - 100%.


PART II OTHER INFORMATION


Items 1-5	Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended May 31, 1995.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  July 13, 1995
                               HUTTON/GSH COMMERCIAL PROPERTIES 2

                               BY:     Real Estate Services VII, Inc.
                                       General Partner





                               BY:      /s/Rocco F. Andriola
                               Name:    Rocco F. Andriola
                               Title:   Director, President, Chief
                                        Financial Officer