Form 10-Q
period 1995-08-31
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1995-10-17
CIK 706003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended        August 31, 1995



	OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-11763


                         COMMERCIAL PROPERTIES 2, L.P.
                 (formerly Hutton/GSH Commercial Properties 2 )

             (Exact name of registrant as specified in its charter)




              Virginia                                      13-3130258

(State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization)                        identification No.)


3 World Financial Center, 29th Floor
New York, NY    ATTN:  Andre Anderson                      10285

(Address of principal executive offices)                 (Zip code)

                                 (212) 526-3237

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

Consolidated Balance Sheets

                                                August 31,          November 30,
Assets                                             1995                1994

Land                                            $5,216,878           $5,216,878
Buildings and improvements                      24,538,760           24,412,806

                                                29,755,638           29,629,684
Less-accumulated depreciation                  (10,779,287)          (9,905,013)

                                                18,976,351           19,724,671

Restricted cash                                    173,005              160,341
Cash and cash equivalents                        2,706,855            2,524,376

                                                 2,879,860            2,684,717

Rent and other receivables, net
of allowance for doubtful accounts
of $7,275 in 1995 and 1994                         169,088              101,030
Prepaid expenses, net ofaccumulated
amortization of $1,012,809 in 1995
and $921,231 in 1994                               442,697              421,219
Deferred rent receivable                           192,376              237,349

                Total Assets                   $22,660,372          $23,168,986


Liabilities and Partners' Capital (Deficit)

Liabilities:
  Accounts payable and accrued expenses           $357,689             $188,248
  Due to affiliates                                 89,051               71,670
  Distribution payable                             429,293              429,293
  Security deposits payable                        164,931              163,907

    Total Liabilities                            1,040,964              853,118

Partners' Capital (Deficit):
   General Partners                               (210,377)            (203,413)
   Limited Partners                             21,829,785           22,519,281

    Total Partners' Capital                     21,619,408           22,315,868

    Total Liabilities and Partners' Capital    $22,660,372          $23,168,986



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended August 31, 1995

                                     General           Limited
                                     Partners          Partners         Total

Balance at November 30, 1994        $(203,413)       $22,519,281    $22,315,868
Net income                              4,652            460,504        465,156
Distributions                         (11,616)        (1,150,000)    (1,161,616)

Balance at August 31, 1995          $(210,377)       $21,829,785    $21,619,408



Consolidated Statements of Operations

                                      Three months ended      Nine months ended
                                           August 31,             August 31,
Income                                 1995         1994      1995         1994

Rent                                  $804,040  $929,874  $2,598,051 $2,650,850
Interest                                39,030    25,485     113,844     85,133
Other                                      802     1,512       2,936      3,681

   Total Income                        843,872   956,871   2,714,831  2,739,664

Expenses

Property operating                     357,886   368,064   1,064,896  1,030,711
Depreciation and amortization          356,137   353,132   1,045,978  1,030,580
General and administrative - affiliates 27,691    27,496      64,422     69,751
General and administrative - other      22,084    22,433      74,379     67,657

   Total Expenses                      763,798   771,125   2,249,675  2,198,699

      Net Income                       $80,074  $185,746    $465,156   $540,965

Net Income Allocated:

To the General Partners                   $801    $1,857      $4,652     $5,410
To the Limited Partners                 79,273   183,889     460,504    535,555

                                       $80,074  $185,746    $465,156   $540,965

Per limited partnership unit
        (100,000 outstanding)             $.79     $1.84       $4.61      $5.36




Consolidated Statements of Cash Flows
For the nine months ended August 31, 1995 and 1994

Cash Flows from Operating Activities:                      1995          1994

Net income                                              $465,156       $540,965
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                        1,045,978      1,030,580
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash                                     (12,664)         (8,609)
    Rent and other receivables                          (68,058)         (3,921)
    Prepaid expenses                                   (113,056)        (12,003)
    Deferred rent receivable                             44,973         (41,923)
    Accounts payable and accrued expenses               169,441         140,191
    Due to affiliates                                    17,381          (7,450)
    Security deposits payable                             1,024            (607)

Net cash provided by operating activities             1,550,175       1,637,223

Cash Flows from Investing Activities:

  Additions to real estate assets                      (206,080)       (188,452)
  Short-term investment                                   -           1,581,458

Net cash provided by (used for) investing activities   (206,080)      1,393,006

Cash Flows from Financing Activities:

  Distributions                                      (1,161,616)     (3,005,050)

Net cash used for financing activities               (1,161,616)     (3,005,050)
Net increase in cash and cash equivalents               182,479          25,179
Cash and cash equivalents at beginning of period      2,524,376         640,153
Cash and cash equivalents at end of period           $2,706,855        $665,332

Supplemental Schedule of Non-Cash Investing Activity:

  Write-off of fully depreciated tenant improvements    $80,126        $893,963




Notes to the Consolidated Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1995 and the results of operations for the three and nine months ended August 31, 1995 and 1994, cash flows for the nine months ended August 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended August 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Partnership had cash and cash equivalents at August 31, 1995 of $2,706,855, compared to $2,524,376 at November 30, 1994. The increase of $182,479 is the result of net cash provided by operations in the amount of $1,550,175 less cash distributions totaling $1,161,616 and capital expenditures in the amount of $206,080. The Partnership also had a restricted cash balance of $173,005 at August 31, 1995 which is primarily comprised of security deposits. Deferred rent receivable totaled $192,376 at August 31, 1995, compared with $237,349 at November 30, 1994. The decrease is attributable to the straight-line amortization of base rent at Swenson Business Park. The Partnership expects sufficient cash flow from operations to be generated to meet its current operating requirements.

Accounts payable and accrued expenses totaled $357,689 at August 31, 1995, compared with $188,248 at November 30, 1994. The increase is largely due to the accrual of real estate taxes for all three of the Partnership's properties as well as an increase in prepaid rent.

A tenant which occupied 47,919 square feet (representing approximately 42% of Two Financial Centre's leasable area) and generated annual revenues of $679,272 vacated the premises upon the expiration of its lease on June 30, 1995. The General Partners were, however, able to execute four new leases in April, May and June of 1995 totaling 36,038 square feet (representing approximately 32% of the property's leasable space), including a five-year lease with a major health insurer for 29,972 square feet (representing 26% of the property's leasable space). The Partnership began receiving rent from the major health insurer in July 1995, thus avoiding a vacancy lag period on 29,972 square feet of space. As a result, Two Financial Centre was 94% leased as of August 31, 1995.

During the 1995 third quarter, the General Partners consented to a request by Asante Technologies, Inc. ("Asante"), which leases 100% of Swenson Business Park - Building C's leasable space, to sublease 17,000 square feet (representing approximately 19% of its space). Asante is responsible for funding all of the tenant improvements associated with the sublease, and remains responsible for all lease obligations through the scheduled expiration of its lease in September 1997. Additionally, Asante's financial performance has appeared to have improved, as the tenant reported income for its last fiscal quarter and introduced a new line of products. The General Partners will continue to monitor the tenant's financial performance.

As of the 1995 third quarter, Maitland Center Office Building C remains 95% occupied, largely unchanged from the prior quarter. However, a lease totaling 15,479 square feet (representing approximately 16% of the property's leasable space) is scheduled to expire in January 1996. While the General Partners have begun negotiations with the tenant, it remains uncertain whether the tenant will renew its lease.

The General Partners declared a cash distribution of $4.25 per Unit for the quarter ended August 31, 1995, which will be paid on or about October 20, 1995. The distribution will be funded from Partnership operations and was declared after a review of the Partnership's 1995 third quarter operations, anticipated future cash needs and current cash position. The timing and amount of future cash distributions will be determined quarterly by the General Partners.

Results of Operations
Partnership operations resulted in net income of $80,074 and $465,156 for the three and nine months ended August 31, 1995, respectively, compared with $185,746 and $540,965, respectively, for the corresponding periods in 1994.
The lower net income for the 1995 periods is largely attributable to a decrease in rental income and an increase in property operating expenses, which were partially offset by an increase in interest income.

Rental income totaled $804,040 and $2,598,051 for the three and nine months ended August 31, 1995, compared to $929,874 and $2,650,850 for the three and nine months ended August 31, 1994. The decrease for the three-month period is primarily attributable to the expiration of a major tenant's lease at Two Financial Centre and lower escalation income at Swenson Business Park. Pursuant to the terms of a net lease, the Partnership formerly received escalation income from Asante, the tenant occupying Swenson Business Park, in an amount equal to the costs of maintaining the property. Asante has elected to assume responsibility for the care and maintenance of the property itself, thus eliminating operating expense escalation income. The decrease for the nine-month period reflects lower rental income at Two Financial Centre and Swenson Business Park, partially offset by higher income at Maitland Center
Office Building C.   Interest income totaled $39,030 and $113,844 for the
three and nine months ended August 31, 1995, respectively, compared with $25,485 and $85,133 for the respective 1994 periods, reflecting higher interest rates earned on the Partnership's larger cash balances.

Property operating expenses totaled $357,886 and $1,064,896 for the three and nine months ended August 31, 1995, respectively, compared to $368,064 and $1,030,711 for the respective 1994 periods. The increase for the nine-month period is due to increased insurance costs at both Swenson Business Park and Maitland Center Office Building C and increased electricity costs at Maitland Center Office Building C, partially offset by decreased electricity expenses at Two Financial Centre.

As of August 31, 1995, lease levels at each of the properties were as follows:
Two Financial Centre - 94%; Maitland Center Office Building C - 95%; and Swenson Business Park, Building C - 100%.


PART II OTHER INFORMATION


Items 1-4	Not Applicable.

Item 5 Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). The assets acquired by Smith Barney included the name "Hutton." Consequently, effective August 3, 1995, the name of the Partnership was changed to Commercial Properties 2, L.P. to delete any reference to "Hutton."

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits

		(27)  Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended August 31, 1995.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  October 16, 1995
                                        COMMERCIAL PROPERTIES 2, L.P.

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