Form 10-K
period 1995-11-30
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1996-02-28
CIK 706003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: November 30, 1995  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT [FEE REQUIRED]

                        Commission file number:  0-11763


                         COMMERCIAL PROPERTIES 2, L.P.
                 (formerly Hutton/GSH Commercial Properties 2)
                 ---------------------------------------------
              Exact name of registrant as specified in its charter


       Virginia                                           13-3130258
---------------------------                   ---------------------------------
State or other jurisdiction                   I.R.S. Employer Identification No.
of incorporation

3 World Financial Center, 29th Floor
New York, NY    ATTN:  Andre Anderson                           10285
---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip code)

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

                                 Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                              ------

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Prospectus of Registrant dated June 3, 1983 (included in Amendment No. 2 to Registration Statement, No. 2-79072, of Registrant filed June 1, 1983) are incorporated by reference into Part III.

Portions of Parts I, II and IV are incorporated by reference to the Registrant's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14.


                                     PART I

Item 1.  Business

(a)	General Development of Business

Commercial Properties 2, L.P. (the "Registrant" or the "Partnership") (formerly known as Hutton/GSH Commercial Properties 2) is a Virginia limited partnership organized pursuant to a Certificate and Agreement of Limited Partnership dated September 1, 1983, of which Real Estate Services VII, Inc. ("RE Services"), formerly Hutton Real Estate Services VII, Inc. (see Item 10. "Certain Matters Involving Affiliates"), and HS Advisors III, Ltd. ("HS Advisors") are the general partners (together, the "General Partners"). Commencing June 3, 1983, the Registrant began offering through E.F. Hutton & Company Inc. up to a maximum of 100,000 units of limited partnership interests (the "Units") at $500 per Unit. The Units were registered under the Securities Act of 1933, as amended, under Registration Statement No. 2-79072, which Registration Statement was declared effective on June 3, 1983. The offering of Units was terminated on September 1, 1983. Upon the termination of the offering the Regist rant had accepted subscriptions for 100,000 Units for an aggregate of $50,002,000, including the General Partners' capital contributions. As of November 30, 1995, all of the proceeds available for investment in real estate have been invested or committed for investment.

Since the inception of operations, the Registrant has acquired and disposed of an interest as the general partner in the following limited partnerships: (i) 14800 Quorum Associates, Ltd., a Texas limited partnership formed to own and operate the Quorum I Office Building, and (ii) First Trade Center Office Associates, a Maryland limited partnership formed to own and operate Maryland Trade Center Building II. The Registrant had also acquired interests in the following joint ventures: (i) Two Financial Centre Associates Joint Venture, an Arkansas joint venture partnership formed to own and operate Two Financial Centre, (ii) Maitland Building C Joint Venture, a Florida joint venture partnership formed to own and operate Maitland Center Office Building C, and
(iii) Gamma Building Associates Joint Venture, a California joint venture partnership formed to own and operate Swenson Business Park - Building C. For further descriptions of the properties see Note 5 "Real Estate Investments" of th e Notes to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14. (The three buildings described immediately above are collectively referred to herein as the "Properties"). To the extent that funds committed for investment or held as a working capital reserve have not been expended (and have not otherwise been distributed to the Limited Partners as a return of capital), the Registrant has invested such funds in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal, in accordance with the Registrant's investment objectives and policies.

(b)	Financial Information About Industry Segment

The Registrant's sole business is the ownership and operation of the Properties. All of the Registrant's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)	Narrative Description of Business

Incorporated by reference to Note 1 "Organization" of the Notes to Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14.

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

During 1989, the Registrant loaned $7,201,320 in the form of a demand promissory note to the Two Financial Centre Joint Venture ("TFC"), in which the Registrant is the managing venturer. The note was issued to enable TFC to pay the mortgage on Two Financial Centre, which had been accelerated, and to prevent the lender from foreclosing. On September 17,1990 the demand promissory note was reissued in the principal amount of $7,383,033 which includes the original principal of $7,201,320 and accrued interest of $181,713. Information pertaining to the loan to TFC is incorporated by reference to Note 6 "Loan to Two Financial Centre Joint Venture" of the Notes to Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14.

On April 4, 1991 the Registrant purchased the 2.5% joint venture interest held by Boyle Investment Company, successor by merger to Boyle Investment Company of Florida, Inc., in the Maitland Building C Joint Venture. As a result of this transaction, the Maitland property, previously owned by the Joint Venture, is now wholly-owned by the Partnership.

(d)	Competition

Incorporated by reference to the section entitled "Property Profiles & Leasing Update" in the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14.

(e)	Employees

The Registrant has no employees.


Item 2.  Properties

Description of Properties and material leases incorporated by reference to the section entitled "Property Profiles & Leasing Update" in the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14 and Note 5 "Real Estate Investments" of the Notes to the Consolidated Financial Statements.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of 1995.


                                    PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a)	Market Information

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b)	Holders

As of November 30, 1995, the number of holders of Units was 3,744.

(c)	Distributions

Cash distributions paid to the Limited Partners for the two years ended November 30, 1995 incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

(dollars in thousands, except per Unit data)

                                1995      1994      1993      1992      1991
                              ------    ------    ------    ------    ------
Total Income                 $ 3,605   $ 3,660   $ 3,345   $ 2,954   $ 3,242
Net Income (Loss)                597       674       396        90      (283)
Total Assets at Year End      22,201    23,169    25,905    29,076    29,694
Net Cash From Operations       1,878     1,983     1,438     1,247     1,298
Net Income (Loss) per
  Limited Partnership Unit:     5.91      6.67      3.92       .89     (2.80)
Cash Distributions per
  Limited Partnership Unit:    15.75(2)  34.00(1)  17.00(1)  30.00(1)     --
                              ------    ------    ------    ------    ------

1 Represent returns of capital associated with the sale of the Maryland Trade Center in 1989.

2 Includes returns of capital associated with the sale of the Maryland Trade Center in 1989 in the amount of $3.64 per Unit.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Registrant had cash and cash equivalents at November 30, 1995 of $2,461,901 compared with $2,524,376 at November 30, 1994. The $62,475 decrease is a result of the payment of cash distributions and capital expenditures in the amount of $1,590,909 and $349,375, respectively, in excess of cash provided by operations in the amount of $1,877,809. The Registrant also had a restricted cash balance of $174,919 at November 30, 1995 which is primarily made up of security deposits. Rent and other receivables totaled $146,963 at November 30, 1995 compared to $101,030 at November 30, 1994. The increase of $45,933 is primarily associated with the timing of rental payments which were received after fiscal year-end. The Registrant expects sufficient cash flow from operations to be generated to meet its current operating requirements.

At Two Financial Centre, a major tenant vacated the premises upon expiration of its lease in June 1995. However, the majority of the vacant space was released during the second quarter to four new tenants. An additional lease, with a tenant occupying 13,993 square feet or approximately 12% of the property's leasable space, is scheduled to expire during the fourth quarter of 1996. A discussion of material leases at all of the Partnership's properties is incorporated by reference to the sections entitled "Message to Investors" and "Property Profiles & Leasing Update" contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14.

The Registrant paid cash distributions to the Limited Partners of $15.75 per Unit for the year ended November 30, 1995, including a distribution of $4.25 per Unit for the fourth quarter of the 1995 fiscal year, which was paid on January 19, 1996. The 1995 first quarter distribution of $3.00 per unit and $0.64 of the $4.25 per Unit second quarter distribution represent the remainder of return of capital of the proceeds from the sale of Maryland Trade Center in 1989. As previously reported, a portion of the proceeds at the time of the sale were retained to fund any operating deficits, tenant improvements and leasing commissions required at the Partnership's remaining properties.
Further details regarding cash distributions are incorporated by reference to the section entitled Message to Investors contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14.

Results of Operations
---------------------

1995 Versus 1994
----------------
Partnership operations resulted in net income of $596,558 for the year ended November 30, 1995, compared to $673,843 for the year ended November 30, 1994. The decrease of $77,285 is primarily due to lower rental income largely resulting from lower average occupancy at Two Financial Centre in 1995. Interest income increased to $149,624 for the year ended November 30, 1995 from $116,399 a year earlier as a result of the Partnership's higher average cash balance during 1995.

Property operating expenses totaled $1,465,964 for the year ended November 30, 1995 relatively unchanged from $1,427,276 a year earlier. Depreciation and amortization totaled $1,347,080 for the year ended November 30, 1995 versus $1,396,956 for the year ended November 30, 1994.

As of November 30, 1995 occupancy levels at each of the properties were as follows: Two Financial Centre - 95%; Maitland Center Office Building C - 94%; and Swenson Business Park, Building C - 100%.

1994 Versus 1993
----------------
Operations resulted in net income of $673,843 for the year ended November 30, 1994, compared to $396,332 in 1993. The increase in net income is primarily attributable to a 12% increase in rental revenues resulting from higher occupancy levels and rental rates at Maitland Center Office Building C and Two Financial Centre. Interest income totaled $116,399 for the year ended November 30, 1994, compared with $157,442 for the year ended November 30, 1993. The decrease is primarily due to a lower cash balance, reflecting the payment of a special distribution to Limited Partners totaling $1.7 million on April 22, 1994.

Property operating expenses increased from $1,403,438 for the year ended November 30, 1993 to $1,427,276 in 1994 primarily as a result of an increase in insurance premiums for all properties. Depreciation and amortization expense totaled $1,369,956 for the year ended November 30, 1994, compared with $1,314,719 in 1993. The slight increase in 1994 reflects additional depreciation for building and tenant improvements completed at Maitland Center Office Building C and Two Financial Centre in 1994. General and administrative
- affiliates totaled $95,395 for the year ended November 30, 1994, compared with $110,126 in 1993. The decrease is due to a decrease in salary and overhead reimbursements. General and administrative - other totaled $93,703 for the year ended November 30, 1994, compared with $120,555 in 1993. The decrease is primarily due to a decrease in travel expenses, professional fees and printing and postage costs.

As of November 30, 1994, occupancy levels at each of the properties were as follows: Two Financial Centre - 100%; Maitland Center Office Building C - 95%; and Swenson Business Park, Building C - 100%.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14 and page F-1 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers and directors. Real Estate Services VII, Inc and HS Advisors, the co-General Partners of the Registrant, jointly manage and control the affairs of the Registrant and have general responsibility and authority in all matters affecting its business.

The directors and executive officers of Real Estate Services VII, Inc. and HS Advisors are listed respectively below:

Real Estate Services VII, Inc.
------------------------------
Real Estate Services VII, Inc., formerly known as Hutton Real Estate Services VII, Inc., is a Delaware corporation formed on August 2, 1982 and is an indirect wholly-owned subsidiary of Lehman Brothers Inc. ("Lehman"). See the section captioned "Certain Matters Involving Affiliates" below for a description of the sale of certain of Shearson Lehman Brothers, Inc.'s ("Shearson") domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co Incorporated, which resulted in a change in the general partner's name. The names and ages of, as well as the positions held by, the directors and executive officers of Real Estate Services VII, Inc. are set forth below. There are no family relationships between any officer or director and any other officer or director.

Certain officers and directors of Real Estate Services VII, Inc. are now serving (or in the past have served) as officers and directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnership's assets from loss through foreclosure.

        Name                    Office
        -----------------       ------
	Rocco F. Andriola	Director, President, Chief Executive Officer
                                Chief Operating Officer and
                                Chief Financial Officer
        Michael Marron          Vice President
        Kenneth Zakin           Director, Vice President
	William Caulfield	Vice President
        Roy W. Pollitt          Vice President

Rocco F. Andriola, 37, is a Senior Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions.
From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Michael Marron, 32, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany in 1985 and is a Certified Public Accountant.

Kenneth L. Zakin, 47, is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield, 35, is a Vice President of Lehman Brothers and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in Hutton's Partnership Administration Group. Before joining Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton, he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University - C.W. Post Campus.

Roy W. Pollitt, 24, is an Associate of Lehman Brothers and is responsible for the management of various commercial real estate portfolios in the Diversified Asset Group. Mr. Pollitt joined Lehman Brothers in November 1995. Prior to that, Mr. Pollitt had attained Senior status with Arthur Anderson L.L.P. in the Real Estate Services Group, where he had been employed since May 1992. Mr. Pollitt is a candidate to become a Certified Public Accountant and earned a B.A. degree in Accounting from the Hagan School of Business at Iona College in May 1993.

HS Advisors
-----------
HS Advisors is a California limited partnership formed on August 11, 1982, the sole general partner of which is Hogan Stanton Investment, Inc. ("HS Inc."), a wholly-owned subsidiary of Goodman Segar Hogan, Inc. ("GSH"). The names and ages of, as well as the positions held by, the directors and executive officers of HS Inc. are as set forth below. There are no family relationships between or among any officer and any other officer or director.

        Name                    Office
        -----------------       -------
        Robert M. Stanton       Chairman of the Board, Principal Executive
                                Officer
        Mark P. Mikuta          President
        John L. Cote            Vice President and Treasurer
        Julie R. Adie           Vice President and Secretary

Robert M. Stanton, 57, is the retired Chairman and Chief Executive Officer of Goodman Segar Hogan, Inc., a diversified commercial real estate company headquartered in Norfolk, Virginia. Mr. Stanton joined Goodman Segar Hogan in 1966 and retired from the company in 1993. He is currently President of Stanton Partners, Inc., a real estate investment and advisory firm. Mr. Stanton serves as a Trustee of the Urban Land Institute (ULI) and is a past Trustee and State Director of the International Council of Shopping Centers
(ICSC). He was chairman of the 1981 edition of The Dollars and Cents of Shopping Centers, published by ULI. Mr. Stanton co-authored The Valuation of Shopping Centers, published by the American Institute of Real Estate Appraisers. Currently, he serves on the advisory board of Norfolk Southern Corporation and is Chairman of the Greater Norfolk Corporation. He holds the Certified Property Manager (CPM) designation conferred by the Institute of Real Estate Management. Mr. Stanton also serves as Chairman of American Storage Properties. A graduate of Old Dominion University with a B.A. Degree in Banking and Finance, he served as Rector of the Board of Visitors.

Mark P. Mikuta, 41, is President of Goodman Segar Hogan, Inc. and is Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources.
Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant
(CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

John L. Cote, 51, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). He heads that company's Asset Management Division, where he is responsible for the portfolio of the office, retail and industrial properties throughout the southeastern United States. Prior to joining GSHH, Mr. Cote was Vice President of Armada-Hoffler Holdings, Inc., a real estate developer and construction company located in Chesapeake, Virginia. He was employed by Armada-Hoffler from 1980 through 1993. He holds a B.S. Degree in Political Science from the University of Southern Mississippi.

Julie R. Adie, 41, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

Certain Matters Involving Affiliates
------------------------------------
On July 31, 1993 Shearson Lehman Brothers sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, Hutton Real Estate Services VII, Inc., a General Partner, changed its name to Real Estate Services VII, Inc. Additionally, effective August 3, 1995, the Partnership changed its name to Commercial Properties 2, L.P., to delete any reference to "Hutton."

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of November 30, 1995.

(b)  Security Ownership of Management

No officer or director of the General Partners beneficially owned or owned of record directly or indirectly any Units of the Registrant as of November 30, 1995.

(c)  Changes In Control

None.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, for the year ended November 30, 1995, $5,966 of the Registrant's net income was allocated to the General Partners ($3,977 to RE Services and $1,989 to HS Advisors). For a description of the share of Net Cash from Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 75 through 78 of the Prospectus of Registrant dated June 3, 1983 (the "Prospectus"), contained in Amendment No. 2 to Registrant's Registration Statement No. 2-79072, under the section captioned "Profits and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

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

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group (formerly "The Shareholder Services Group") ("FDISG") provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of one of the General Partners. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation ("SDC"). Both FDISG and SDC are unaffiliated companies. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 4 "Transactions With the General Partners and Affiliates" of Notes to Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14.


                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

  (a)  The following documents are filed as part of this report:
                                                                        Page
                                                                       Number
     (1)  Financial Statements:

          Report of Independent Auditors                                (1)

          Consolidated Balance Sheets - At
          November 30, 1995 and 1994                                    (1)

          Consolidated Statements of Partners'
          Capital (Deficit) - For the years ended
          November 30, 1995, 1994 and 1993                              (1)

          Consolidated Statements of Operations -
          For the years ended November 30, 1995,
          1994 and 1993                                                 (1)

          Consolidated Statements of Cash Flows -
          For the years ended November 30, 1995,
          1994 and 1993                                                 (1)

          Notes to Consolidated Financial Statements                    (1)

     (2)  Financial Statement Schedules:

          Schedule III - Real Estate and Accumulated
          Depreciation                                                  F-1

          No other schedules are presented because either the information is not applicable or is included in the financial statements or notes thereto.

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1995, which is filed as an exhibit under Item 14.

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

     (13) Annual Report to the Unitholders for the year ended November 30, 1995.

     (27)    Financial Data Schedule

     (28) Portions of Prospectus of Registrant dated June 3, 1983 (included as, and incorporated herein by reference to, Exhibit (28) to the Registrant's Annual Report on Form 10-K filed February 27, 1988).

     (b)(3)  Reports on Form 8-K:

             No reports on Form 8-K were filed in the fourth quarter of the fiscal year 1995.





                                   SIGNATURES
                                 --------------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  February 28, 1996               COMMERCIAL PROPERTIES 2, L.P.

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

                                        REAL ESTATE SERVICES VII, INC.
                                        A General Partner



Date:   February 28, 1996               BY:     /s/Rocco F. Andriola
                                                   Rocco F. Andriola
                                                   Director, President, Chief
                                                   Executive Officer, Chief
                                                   Operating Officer and Chief
                                                   Financial Officer




Date:   February 28, 1996               BY:     /s/Kenneth L. Zakin
                                                   Kenneth L. Zakin
                                                   Director, Vice President




Date:   February 28, 1996               BY:     /s/Michael T. Marron
                                                   Michael T. Marron
                                                   Vice President




Date:   February 28, 1996               BY:     /s/William Caulfield
                                                   William Caulfield
                                                   Vice President



Date:   February 28, 1996               BY:     /s/Roy Pollitt
                                                   Roy Pollitt
                                                   Vice President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                                        HS ADVISORS III, LTD.
                                        A General Partner





Date:   February 28, 1996               BY:     /s/Robert M. Stanton
                                                   Robert M. Stanton
                                                   Chairman of the Board of
                                                   Hogan Stanton Investment,
                                                   Inc., as general partner
                                                   of HS Advisors III, Ltd.





Date:   February 28, 1996               BY:     /s/Mark P. Mikuta
                                                   Mark P. Mikuta
                                                   President  of Hogan Stanton
                                                   Investment, Inc., as general
                                                   partner of HS Advisors III,
                                                   Ltd.




Date:   February 28, 1996               BY:     /s/John L. Cote
                                                   John L. Cote
                                                   Vice President and
                                                   Treasurer Hogan Stanton
                                                   Investment,Inc., as
                                                   general partner of
                                                   HS Advisors III, Ltd.





Date:  February 28, 1996                BY:     /s/Julie R. Adie
                                                   Julie R. Adie
                                                   Vice President and
                                                   Secretary Hogan Stanton
                                                   Investments, Inc. as
                                                   general partner of
                                                   HS Advisors III, Ltd.





                                   Exhibit 13
                                  ------------


                         Commercial Properties 2, L.P.
                               1995 Annual Report
                       ---------------------------------



Commercial Properties 2, L.P., formerly Hutton/GSH Commercial Properties 2 (the "Partnership"), is a limited partnership formed in 1983 to acquire, operate and hold for investment commercial real estate. The Partnership's investments currently consist of two commercial office buildings and a research and development facility. Provided below is a comparison of lease levels at the properties as of November 30, 1995 and 1994.




                                                            Percentage Leased
Property                                Location              1995      1994

Swenson Business Park - Building C      San Jose, CA          100%      100%
Two Financial Centre                    Little Rock, AR        95%      100%
Maitland Center Office Building C       Orlando, FL            94%       95%




     Administrative Inquiries           Performance Inquiries/Form 10-Ks
     Address Changes/Transfers          First Data Investor Services Group
     Service Data Corporation           P.O. Box 1527
     2424 South 130th Circle            Boston, Massachusetts 02104-1527
     Omaha, Nebraska 68144              Attn: Financial Communications
     800-223-3464 (select option 1)     800-223-3464 (select option 2)





                              Message to Investors
                            ------------------------


We are pleased to present the 1995 Annual Report for Commercial Properties 2, L.P. Included in this report is an update of operations, a review of national and local market conditions for each of the Partnership's properties, and financial highlights. As previously reported, the primary tenant at Two Financial Centre vacated the building upon the expiration of its lease in June 1995. The General Partners, however, successfully re-leased the majority of the vacated space to four new tenants, and the property was 95% leased at fiscal year-end 1995. The Partnership's other two properties, Maitland Center Office Building C and Swenson Business Park, were 94% and 100% leased, respectively, at November 30, 1995. Please refer to the Property Profiles & Leasing Update section of this report for additional information regarding the operating performance of each of the properties.


Cash Distributions

The Partnership paid cash distributions to Limited Partners totaling $15.75 per Unit for the year ended November 30, 1995, including a fourth quarter cash distribution of $4.25 per Unit that was either credited to your brokerage account or sent directly to you on January 19, 1996. The entire 1995 first quarter distribution of $3.00 per Unit and a portion (i.e., $.64) of the $4.25 per Unit second quarter distribution, represent a return of capital from the sale of the Maryland Trade Center in 1989. As previously reported, a portion of the proceeds at the time of the sale were retained to fund any operating deficits, tenant improvements and leasing commissions required at the Partnership's remaining properties. Beginning with the third quarter of the 1995 fiscal year, cash distributions have been funded solely from property operations. Since inception, the Partnership has paid total cash distributions of $253.51 per original $500 Unit, including $182.64 per Unit in return of capital payments which have reduced the Unit size from $500 to $317.36. The timing and amount of future cash distributions will be determined quarterly and will depend on the adequacy of the Partnership's cash flow and certain cash reserve requirements.

Cash Distributions per Limited Partnership Unit

                        First    Second     Third    Fourth
                      Quarter   Quarter   Quarter   Quarter    Total

1994                    $4.25   $21.25*     $4.25     $4.25   $34.00
1995                    $3.00    $4.25      $4.25     $4.25   $15.75

*  Includes a special cash distribution of $17 per Unit paid on April 22, 1994.

Market Overview

Although still lagging behind other sectors of real estate, the commercial office market showed signs of improvement during 1995, particularly in the suburban office sector. The national vacancy rate declined to 11.5% as of the fourth quarter of 1995, down from approximately 16% as of year-end 1994. In general, the gap between supply and demand is gradually narrowing as the existing supply of office space continues to be absorbed. However, demand for office space varies widely from region to region as corporate layoffs persist and companies continue to be very selective in their choice of location. Moreover, capital available for refinancing and lending remains limited for commercial office properties, and the recovery of the commercial office market has yet to translate into increased property values in most markets. With respect to the Partnership's properties, the San Jose market strengthened during late 1995, resulting from business expansion in the computer technology industry. Additionally, the Little Rock and Orlando markets experienced relative improvement during the year, with continued job growth and overall healthier economic conditions within their respective markets.


Selected Financial Highlights

Provided below is a comparison of selected financial highlights for the twelve months ended November 30, 1995 and November 30, 1994, respectively:

                                                         1995             1994
        Total Income                               $3,604,637       $3,660,173
        Property operating expenses                 1,465,964        1,427,276
        Net income                                    596,558          673,843
        Net cash provided by operating activities   1,877,809        1,982,994


        - Total income decreased due to lower rental income resulting from lower average occupancy at Two Financial Centre, partially offset by an increase in interest income.

        - The slight increase in property operating expenses was primarily a result of higher insurance costs at Swenson Business Park - Building C related to the property's earthquake coverage and higher repair and maintenance costs at Maitland Center Office - Building C.

        - The lower net income and net cash provided by operating activities in 1995 resulted from lower rental income combined with slightly higher property operating expenses, partially offset by higher interest income during the year.


Summary

During the current year, we will focus on maintaining efficient and responsive management at the properties in order to attract and retain quality tenants, particularly at Two Financial Centre and Maitland Center Office Building C.
The General Partners also intend to closely monitor generally improving market conditions to determine our future strategy for the properties. We will update you with respect to these efforts in future investor reports.

Very truly yours,

Real Estate Services VII, Inc.         Hogan Stanton Investment, Inc.
General Partner                        General Partner of HS Advisors III, Ltd.

/S/ Rocco F. Andriola                  /S/ Robert M. Stanton

Rocco F. Andriola                      Robert M. Stanton
President                              Chairman

February 28, 1996





                       Property Profiles & Leasing Update
                     --------------------------------------


SWENSON BUSINESS PARK-BUILDING C  San Jose, California

Swenson Building C is a 90,145 square foot research and development facility situated within a 65-acre business park which is located just north of central San Jose in California. The property provides an attractive location for many high technology companies due to its easy access to the San Jose Airport and Interstate 880.

Leasing Update - The property remains 100% leased to Asante Technologies, Inc. ("Asante") pursuant to a five-year lease scheduled to expire in September 1997. Asante is a designer of local area network products. The lease with Asante generated approximately 19% of the Partnership's consolidated revenues for 1995. In August 1995, the General Partners consented to a request by Asante to sublease approximately 14,000 square feet, representing approximately 16% of its space. This sublease provides the Partnership with $2,000 of monthly rental income in excess of the allocable portion of the primary lease with Asante. Asante remains responsible for all tenant improvements associated with the sublease, and for all lease obligations to the Partnership through the scheduled expiration of its lease. Asante's performance appeared to improve slightly during 1995, concluding with a net profit posted for its fiscal fourth quarter versus a net loss for the comparable period the previous year. While Asante remains current on its rental payments to the Partnership, we will continue to closely monitor the tenant's financial performance.

Market Update - Market conditions in the Silicon Valley generally strengthened throughout the year. According to Emerging Trends in Real Estate, the turn-around in the research and development sector can be largely attributed to the wave of high-technology and biotechnology industry expansions, in addition to an increasing number of start-up companies. Vacancy rates for the research and development sector in the Silicon Valley market declined at year-end 1995 to 4.9% from 10.8% one year earlier. The San Jose market, located within the Silicon Valley, showed significant improvement as economic conditions in the area strengthened. As a result, the vacancy rate in San Jose fell to 6.6% as of the fourth quarter of 1995, from 8.9% for the corresponding period in 1994. The area started experiencing increases in rental rates during the latter half of 1995 which are expected to continue to increase during 1996.



TWO FINANCIAL CENTRE  Little Rock, Arkansas

Located in the Financial Centre Complex situated in west Little Rock, Two Financial Centre is a 113,983 square foot, four-story brick office building. The property is positioned near two interstate highways, I-630 and I-430, affording easy access to downtown Little Rock and the Little Rock Regional Airport.

Leasing Update - As previously reported, in June 1995 a major tenant occupying 47,919 square feet, approximately 42% of the property's leasable space, vacated the premises to relocate to its recently completed build-to-suit corporate facility. Although it was originally anticipated that the space would be difficult to re-lease, the General Partners successfully executed four new leases totaling 36,038 square feet, approximately 32% of the property's leasable space, during the second quarter. The largest of the four new leases, which commenced in July 1995, was a five-year lease with a major health care insurer for 29,972 square feet, approximately 26% of the property's leasable space. All four leases were executed at market rental rates with minimal rental concessions. As a result, at the end of the 1995 fourth quarter, the property was 95% occupied, compared to 100% for the same period one year earlier. During the upcoming year, four leases totaling 15,381 square or approximately 13% of the property's leasable space are scheduled to expire. Although these tenants have been contacted to discuss the renewal of their leases, it is uncertain whether they will renew.

One of the property's existing leases generated rental income in excess of 10% of the Partnership's consolidated revenues for 1995. This lease is with a tenant which occupies approximately 27,000 square feet, 24% of the property's leasable area, pursuant to a ten-year lease scheduled to expire in July 1998. Rental income from this tenant for fiscal 1995 was approximately $443,323, or 12.8% of the Partnership's consolidated rental income.

The new lease with the major health care insurer occupying 29,972 square feet or approximately 26% of the property's space, which was executed in July 1995 and is scheduled to expire June 30, 2000, is expected to generate rental income in excess of 10% of the Partnership's consolidated rental income in 1996.


Market Update - The Little Rock office market remained relatively stable during 1995 as evidenced by an overall vacancy rate for office properties of 10%, unchanged from 1994. The suburban office market also remained relatively stable with a slight increase in rental rates. Despite the completion of three new office buildings in 1995, the vacancy rate for office space in the suburban market was 8% for 1995, compared with 7% one year earlier. Construction of three new commercial office buildings is expected to be completed in the Little Rock market by late 1996 or early 1997. The addition of this new office space may present a challenging leasing environment in the future.



III.    MAITLAND CENTER OFFICE BUILDING C  Orlando, Florida

Maitland Center Office Building C is a 98,096 square foot, three-story brick and glass office building located in Maitland Center Office Park, a 230-acre development in northwest metropolitan Orlando.


Leasing Update - During the year, two new leases were executed totaling 3,041 square feet and two lease renewals totaling 11,744 square feet were executed. As a result, the property was 94% occupied as of November 30, 1995, relatively unchanged from one year earlier. Additionally, a three-year lease renewal was executed with a major tenant occupying 15,479 square feet (approximately 16% of the property's leasable space) whose lease was scheduled to expire in January 1996. Two leases totaling 4,809 square feet are scheduled to expire during 1996. None of the property's tenants generated rental income in excess of 10% of the Partnership's consolidated rental income during 1995.


Market Update - Orlando's 6% increase in its employment base, high population growth and increased tourism over the past year have made the region one of the strongest economies nationwide. As a result, businesses in the area have expanded, increasing demand for office space in general. The overall vacancy rate in Orlando decreased to 6.3% as of the fourth quarter of 1995, the lowest level in 15 years. Benefiting from Orlando's improving conditions is the Maitland Center submarket, with approximately 3.6 million square feet of office space, representing the largest submarket outside of downtown Orlando. As of the 1995 fourth quarter, the Maitland submarket had a vacancy rate of 3.4%, compared with 8% in the third quarter of 1994. The use of rental concessions to attract prospective tenants has diminished and rental rates have increased slightly. However, several large companies are expected to relocate out of the Maitland submarket into build-to-suit facilities in 1996, increasing the supply of available space.




Consolidated Balance Sheets
November 30, 1995 and 1994

Assets                                                  1995              1994

Land                                            $  5,216,878      $  5,216,878
Buildings and improvements                        24,673,883        24,412,806

                                                  29,890,761        29,629,684
Less accumulated depreciation                    (11,038,346)       (9,905,013)

                                                  18,852,415        19,724,671

Restricted cash                                      174,919           160,341
Cash and cash equivalents                          2,461,901         2,524,376

                                                   2,636,820         2,684,717

Rent and other receivables, net of
  allowance for doubtful accounts of
  $7,275 in 1995 and 1994                            146,963           101,030
Prepaid expenses, net of accumulated
  amortization of $1,046,680 in 1995 and
  $921,231 in 1994                                   396,567           421,219
Deferred rent receivable                             168,625           237,349

       Total Assets                             $ 22,201,390      $ 23,168,986



Liabilities and Partners' Capital (Deficit)

Liabilities:
     Accounts payable and accrued expenses      $    199,193      $    188,248
     Due to affiliates                                95,543            71,670
     Distribution payable                            429,293           429,293
     Security deposits payable                       155,844           163,907

       Total Liabilities                             879,873           853,118

Partners' Capital (Deficit):
     General Partners                               (213,356)         (203,413)
     Limited Partners                             21,534,873        22,519,281

       Total Partners' Capital                    21,321,517        22,315,868

       Total Liabilities and Partners' Capital  $ 22,201,390      $ 23,168,986




Consolidated Statement of Partners' Capital (Deficit)
For the years ended November 30, 1995, 1994 and 1993

                                         General        Limited          Total
                                        Partners       Partners       Partners

Balance at November 30, 1992          $ (162,395)  $ 26,559,807   $ 26,397,412
Net income                                 3,963        392,369        396,332
Distributions                            (17,376)    (1,700,000)    (1,717,376)

Balance at November 30, 1993            (175,808)    25,252,176     25,076,368
Net income                                 6,738        667,105        673,843
Distributions                            (34,343)    (3,400,000)    (3,434,343)

Balance at November 30, 1994            (203,413)    22,519,281     22,315,868
Net income                                 5,966        590,592        596,558
Distributions                            (15,909)    (1,575,000)    (1,590,909)

Balance at November 30, 1995          $ (213,356)  $ 21,534,873   $ 21,321,517




Consolidated Statements of Operations
For the years ended November 30, 1995, 1994 and 1993

Income                                  1995             1994             1993

Rent                              $3,450,755       $3,538,864       $3,166,541
Interest                             149,624          116,399          157,442
Other                                  4,258            4,910           21,187

    Total Income                   3,604,637        3,660,173        3,345,170

Expenses

Property operating                 1,465,964        1,427,276        1,403,438
Depreciation and amortization      1,347,080        1,369,956        1,314,719
General and administrative -
  affiliates                          98,616           95,395          110,126
General and administrative -
  other                               96,419           93,703          120,555

    Total Expenses                 3,008,079        2,986,330        2,948,838

       Net Income                 $  596,558       $  673,843       $  396,332


Net Income Allocated:

To the General Partners           $    5,966       $    6,738       $    3,963
To the Limited Partners              590,592          667,105          392,369

                                  $  596,558       $  673,843       $  396,332

Per limited partnership unit
        (100,000 outstanding)          $5.91            $6.67            $3.92




Consolidated Statements of Cash Flows
For the years ended November 30, 1995, 1994 and 1993

Cash Flows from Operating Activities:           1995         1994         1993

Net income                               $   596,558  $   673,843  $   396,332
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
     Depreciation and amortization         1,347,080    1,369,956    1,314,719
     Increase (decrease) in cash arising
       from changes in operating assets
       and liabilities:
          Restricted cash                    (14,578)      25,918      (19,503)
          Rent and other receivables         (45,933)      (2,212)      (6,062)
          Prepaid expenses                  (100,797)     (87,403)    (170,796)
          Deferred rent receivable            68,724      (21,742)     (70,197)
          Accounts payable and accrued
            expenses                          10,945       26,930       (8,776)
          Due to affiliates                   23,873       (6,832)     (14,042)
          Security deposits payable           (8,063)       4,536       16,301

Net cash provided by operating activities  1,877,809    1,982,994    1,437,976


Cash Flows from Investing Activities:

  Additions to real estate assets           (349,375)    (248,828)    (645,650)
  Short-term investment                            -    3,584,400    2,535,594

Net cash provided by (used for) investing
  activities                                (349,375)   3,335,572    1,889,944

Cash Flows from Financing Activities:

  Cash distributions                      (1,590,909)  (3,434,343)  (3,560,608)

Net cash used for financing activities    (1,590,909)  (3,434,343)  (3,560,608)

Net increase (decrease) in cash and
  cash equivalents                           (62,475)   1,884,223     (232,688)
Cash and cash equivalents at beginning
  of year                                  2,524,376      640,153      872,841

Cash and cash equivalents at end of year $ 2,461,901  $ 2,524,376  $   640,153

Supplemental Schedule of Non-Cash
  Investing Activity:

  Write-off fully depreciated tenant
    improvements                         $    88,298  $   893,963  $         -



Notes to Consolidated Financial Statements
November 30, 1995, 1994 and 1993


1. Organization

Commercial Properties 2, L.P. (the "Partnership") was organized as a limited partnership under the laws of the Commonwealth of Virginia pursuant to a Certificate and Agreement of Limited Partnership dated and filed September 1, 1983 (the "Partnership Agreement"). The Partnership was formed for the purpose of making acquisitions in and operating certain types of commercial real estate. The General Partners of the Partnership are Real Estate Services VII, Inc., which is an affiliate of Lehman Brothers (see below), and HS Advisors, Ltd. ("HS Advisors"), which is an affiliate of Goodman Segar Hogan, Inc. ("GSH"). The Partnership will continue until December 31, 2010, unless terminated sooner in accordance with the terms of the Partnership Agreement.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. ("Lehman Brothers").
The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective October 12, 1993, the Hutton Real Estate Services VII Inc. General Partner changed its name to Real Estate Services VII Inc. ("Real Estate Services"), and effective August 3, 1995, Hutton/GSH Commercial Properties 2, L.P. changed its name to Commercial Properties 2, L.P. to delete any reference to Hutton.

On August 1, 1993, GSH transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The general partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a 1% interest in GSHH. The stockholders of GSHH Inc. are GSH with a 62% stock interest and H.K. Associates, L.P., an affiliate of HK, with a 38% percent stock interest. The remaining 99% interests in GSHH are limited partnership interests owned 50% by GSH and 49% by HK. The transaction did not affect the ownership of the General Partners.


2. Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of the Partnership and its ventures, Two Financial Centre Joint Venture and Swenson Building C Joint Venture, and Maitland Building C, which is a wholly-owned property. Intercompany accounts and transactions between the Partnership and the ventures have been eliminated in consolidation.

Real Estate Investments - Real estate investments, which consist of commercial office buildings and a research and development facility, are recorded at cost less accumulated depreciation. Cost includes the initial purchase price of the property plus closing costs, acquisition and legal fees and capital improvements. Depreciation is computed using the straight-line method based on estimated useful lives of 10 to 25 years, except for tenant improvements, which are depreciated over the terms of the respective leases.

Leases are accounted for as operating leases. Leasing commissions are amortized over the terms of the respective leases.

Deferred rent receivable consists of rental income which is recognized on a straight-line basis over the terms of the respective leases but will not be received until later periods as a result of rent concessions and/or general increases in rents.

Accounting for Impairment - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted FAS 121 during the fourth fiscal quarter of 1995. Based on current circumstances, the adoption of FAS 121 had no impact on the financial statements.

Restricted Cash - Restricted cash primarily represents cash held in connection with tenant security deposits.

Cash Equivalents - Cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from the date of purchase. The carrying value approximates fair value because of the short maturity of these instruments.

Short-term Investment - Short-term investment consists of a 30-day repurchase agreement collateralized by U.S. Treasury Notes. The investment was liquidated during 1994.

Income Taxes - No provision for income taxes has been made in the financial statements of the Partnership since such taxes are the responsibility of the individual partners, rather than of the Partnership.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

The Partnership paid cash distributions totalling $1,575,000 and $15,909 to the Limited and General Partners, respectively, representing $15.75 per Limited Partnership Unit for the year ended November 30, 1995. An additional $429,293 has been accrued in 1995 for a distribution which was paid during the first quarter of 1996. The Partnership paid cash distributions totalling $3,400,000 and $34,343 to the Limited and General Partners respectively, representing $34 per Limited Partnership Unit for the year ended November 30, 1994. A portion of the 1995 distributions, in the amount of $3.64 per Unit, represented a return of capital from the sale of Maryland Trade Center in 1989. At November 30, 1995, the reserve balance from the sale of the Maryland Trade Center property has been fully distributed. The timing and amount of future distributions will depend on several factors, including the adequacy of cash reserves and cash flow generated from operating activities.

Losses and all depreciation for any fiscal year shall be allocated 99% to the Limited Partners and 1% to the General Partners. Income before depreciation for any fiscal year and all gains from sales will be allocated in substantially the same manner as net cash from operations.


4. Transactions with the General Partners

The following is a summary of amounts paid or accrued to the General Partners for the reimbursement of administrative salaries and expenses that have been included in general and administrative expenses for the years ended November 30, 1995, 1994 and 1993.

                                      Unpaid at,                Paid
   Administrative Salaries          November 30,
    and Expenses                           1995       1995      1994      1993

   Real Estate Services VII             $90,340    $46,768   $69,116   $73,461
   HS Advisors                            5,203     29,652    27,804    32,826

                                        $95,543    $76,420   $96,920  $106,287


5. Real Estate Investments

Since inception, the Partnership has acquired four commercial office buildings and a research and development facility through investments in joint ventures or limited partnerships with unaffiliated co-venturers, of which three remain:

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

    (c) Taxable income of the joint ventures and limited partnerships will be allocated in substantially the same manner as net cash from operations. For Swenson Building C, taxable losses will generally be allocated to the Partnership in the same manner as net cash from operations. For Two Financial Centre, taxable losses will generally be allocated 100% to the Partnership.


For financial statement purposes, net income and net losses are allocated in the same manner as taxable income and taxable losses.


6. Loan to Two Financial Centre Joint Venture

The Two Financial Centre Joint Venture ("TFC") has provided a demand promissory note to the Partnership with a principal balance of $7,383,033 which bears interest at 12% per annum, resulting in annual interest of $885,960. Monthly payments of interest only are due in arrears in the amount of $73,830. On September 17, 1993, TFC issued to the Partnership a new demand promissory note in the amount of $610,113 representing the unpaid accrued interest as of September 17, 1993 on the original principal balance of $7,383,033. The note bears interest at 8% per annum, resulting in annual interest of $48,809. Monthly interest of $4,067 is payable in arrears commencing October 17, 1993. As of November 30, 1995, accrued interest of $510,480 remains unpaid. Interest of $584,648, $761,058 and $1,165,821 has been paid by TFC to the Partnership during the fiscal years ended November 30, 1995, 1994 and 1993, respectively. All interest and principal activity and balances relating to the demand promissory notes are eliminated in consolidation for financial statement presentation purposes.


7. Rental Income Under Operating Leases

Future minimum rental income to be received on noncancellable operating leases as of November 30, 1995 is as follows:

                1996                            $3,178,995
                1997                             2,446,725
                1998                             1,348,076
                1999                               925,237
                2000                               606,823
                Thereafter                         493,793

                                                $8,999,649


Lease terms range from one to ten years. The leases allow for increases in certain property operating expenses to be passed on to tenants.

Leases with two tenants of TFC generated rental revenue in excess of 10% of the Partnership's consolidated rental revenues for the year ended November 30, 1995. The rental income derived from these leases for 1995 was $443,323 and $406,420, respectively, or 13% and 12% of the Partnership's 1995 consolidated
rental income.   On June 30, 1995, the lease providing 12% of the Partnership's consolidated rental income expired. The tenant occupied 47,919 square feet, representing approximately 42% of Two Financial Centre's leasable area. The Partnership has executed four new leases totalling 36,038 square feet of the vacant space or approximately 32% of the property's leasable area.

Asante Technologies, Inc. ("Asante"), occupying 100% of the Swenson Building C, generated rental revenue in excess of 10% of the Partnership's consolidated rental revenues for the year ended November 30, 1995. In addition to base rental payments, Asante shall pay as additional rent, real property taxes and insurance. As of November 30, 1995, Asante has generated $639,849 or 19% of the Partnership's consolidated rental income and is current on its rent payments.


8. Reconciliation of Net Income to Taxable Loss

The net income reported in the financial statements for the years ended November 30, 1995 and 1994 exceeded the taxable income reported to the partners by $34,074 and $249,093, respectively. The taxable loss reported to the partners for the year ended November 30, 1993 exceeded net income reported in the financial statements by $449,370.

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




                         Report of Independent Auditors
                       ----------------------------------



The Partners
Commercial Properties 2
and Consolidated Ventures

We have audited the accompanying consolidated balance sheets of Commercial Properties 2 and Consolidated Ventures as of November 30, 1995 and 1994, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended November 30, 1995. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Properties 2 and Consolidated Ventures at November 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1995, in conformity with generally accepted accounting principles.



                                                        ERNST & YOUNG LLP



Boston, Massachusetts
January 15, 1996




Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $317.36 Unit at November 30, 1995 (Unaudited)

                                          Date of     Acquisition     Appraised
Property                              Acquisition        Cost (1)     Value (2)

Two Financial Centre (3)                 03-29-84     $ 4,611,600   $ 2,006,854
Maitland Center Office Building C (4)    09-18-84       8,367,320     7,400,000
Swenson Business Park-Building C (5)     05-06-85       8,059,590     7,400,000

                                                      $21,038,510   $16,806,854

Cash and cash equivalents                                             2,461,901
Interest and other receivables                                          146,963
Demand promissory notes receivable (6)                                7,993,146
Prepaid expenses                                                         46,588

                                                                     27,455,452
Less:
     Accounts payable and accrued expenses                             (199,193)
     Due to affiliates                                                  (95,543)
     Distribution payable                                              (429,293)

Partnership Net Asset Value (7)                                     $26,731,423

Net Asset Value Allocated:
     Limited Partners                                               $26,464,109
     General Partners                                                   264,314

                                                                    $26,731,423

Net Asset Value Per Unit (100,000 units outstanding)                    $264.64

(1)	Purchase price plus General Partners' acquisition fees.

(2) This represents the Partnership's share of the November 30, 1995 Appraised Values which were determined by independent property appraisal firms. The Partnership's share of the November 30, 1995 Appraised Value takes into account the allocation provision of the joint venture agreements governing the distribution of sales proceeds for each of the properties.

(3) The Acquisition Cost and the Partnership's share of the November 30, 1995 Appraised Value are net of the outstanding mortgage loan balance at the time of acquisition and the demand promissory note at November 30, 1995. The Acquisition Cost of $4,611,600 for Two Financial Centre is comprised of the acquisition fee paid to the General Partners and an amount required to fund the completion of tenant improvements and other capital items.

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

(7) The Net Asset Value assumes a hypothetical sale at November 30, 1995 of all Partnership properties at their appraised values and the distribution of the proceeds of such sale, together with the Partnership's cash and the proceeds from temporary investments, to the Partners. Real estate brokerage commissions payable to the General Partners or others are not determinable at this time and have not been included in the determination. Since the Partnership would incur real estate brokerage commissions and other selling expenses in connection with the sale of its properties and other assets, cash available for distribution to the Partners would be less than the appraised Net Asset Value.


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




                         COMMERCIAL PROPERTIES 2, L.P.

            Schedule III - Real Estate and Accumulated Depreciation

                               November 30, 1995
          -----------------------------------------------------------


                                                               Cost Capitalized
                                                                     Subsequent
                                     Initial Cost to Partnership To Acquisition
                                     --------------------------- --------------


                                                   Buildings and  Buildings and
Description             Encumbrances          Land  Improvements   Improvements
-----------             ------------          ---- -------------  -------------
Commercial Property:

  Consolidated Ventures:

Two Financial Centre
  Little Rock, AK         $7,993,146    $1,560,092    $9,583,430     $1,080,531

Maitland Building C
  Orlando, FL             $        -    $1,395,606    $6,526,619     $1,412,611

Swenson C
  San Jose, CA            $        -    $2,261,180    $5,650,552     $  420,140


                          $7,993,146(1) $5,216,878   $21,760,601     $2,913,282





                         COMMERCIAL PROPERTIES 2, L.P.

            Schedule III - Real Estate and Accumulated Depreciation

                               November 30, 1995
          -----------------------------------------------------------



                Gross Amount at Which Carried at Close of Period
                ------------------------------------------------

                                   Buildings and                 Accumulated
Description                  Land   Improvements        Total   Depreciation
-----------                  ----  -------------        -----    -----------

Two Financial Centre
  Little Rock, AK      $1,560,092    $10,663,961  $12,224,053     $4,958,889

Maitland Building C
  Orlando, FL          $1,395,606    $ 7,939,230  $ 9,334,836     $3,568,628

Swenson C
  San Jose, CA         $2,261,180    $ 6,070,692  $ 8,331,872     $2,510,829


                       $5,216,878    $24,673,883  $29,890,761(2)  $11,038,346(3)





                         COMMERCIAL PROPERTIES 2, L.P.

            Schedule III - Real Estate and Accumulated Depreciation

                               November 30, 1995
         -------------------------------------------------------------

                                                                 Life on which
                                                                  Depreciation
                                                                     in Latest
                        Date of                 Date         Income Statements
Description             Construction        Acquired           is Computed (4)
-----------             ------------        --------         -----------------

Two Financial Centre
  Little Rock, AK               1981         3/29/84                1-25 years

Maitland Building C
  Orlando, FL                   1984         9/18/84                1-25 years

Swenson C
  San Jose, CA                  1985         5/06/85                1-25 years


(1) Property secures notes payable to the Partnership and is eliminated in consolidation.

(2) For Federal income tax purposes, the aggregate cost of land, building and improvements is approximately $30,873,021.

(3) For Federal income tax purposes, the amount of accumulated depreciation is approximately $16,777,876.

(4)  Improvements are depreciated over the terms of the respective leases.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended November 30, 1995, 1994 and 1993:


Real Estate investments:                1995            1994            1993

Beginning of year                $29,629,684     $30,274,819     $29,629,169
Additions                            349,375         248,828         645,650
Less Retirements                     (88,298)       (893,963)              0

End of year                      $29,890,761     $29,629,684     $30,274,819


Accumulated Depreciation:

Beginning of year                $ 9,905,013     $ 9,582,110     $ 8,392,182
Depreciation                       1,221,631       1,216,866       1,189,928
Less Retirements                     (88,298)       (893,963)              0

End of year                      $11,038,346     $ 9,905,013     $ 9,582,110






                        Consent of Independent Auditors
                      -----------------------------------


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Commercial Properties 2 of our report dated January 15, 1996, included in the 1995 Annual Report to Shareholders of Commercial Properties 2 and Consolidated Ventures.

Our audit also included the financial statement schedule of Commercial Properties 2 and Consolidated Ventures listed in Item 14(a). This schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



                                                        ERNST & YOUNG LLP


Boston, Massachusetts
January 15, 1996