Form 10-Q
period 1996-02-29
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1996-04-15
CIK 706003

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- --- Act of 1934

                For the Quarterly Period Ended February 29, 1996

   or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities
- --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11763


                         COMMERCIAL PROPERTIES 2, L.P.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in its Charter


      Virginia                                                 13-3130258
- ---------------------------                             ---------------------
State or Other Jurisdiction                  I.R.S. Employer Identification No.
of Incorporation or Organization



3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                              10285
- ------------------------------------                            --------
Address of Principal Executive Offices                          Zip Code


                                 (212) 526-3237
                            ------------------------
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X    No
                                   ----      ----


Consolidated Balance Sheets                    At February 29,   At November 30,
                                                         1996              1995
Assets
- --------------------                               ----------        ----------
Real estate, at cost:
  Land                                           $  5,216,878      $  5,216,878
  Buildings and improvements                       24,494,506        24,673,883
                                                   ----------        ----------
                                                   29,711,384        29,890,761
                                                   ----------        ----------
Less accumulated depreciation                     (11,082,035)      (11,038,346)
                                                   18,629,349        18,852,415
                                                   ----------        ----------
Restricted cash                                       161,653           174,919
Cash and cash equivalents                           2,535,245         2,461,901
                                                   ----------        ----------
                                                    2,696,898         2,636,820
                                                   ----------        ----------
Interest other receivables, net of allowance for
   doubtful accounts of $7,275 in 1996 and 1995       147,200           146,963
Prepaid expenses, net of accumulated amortization of
   $1,079,794 in 1996 and $1,046,680 in 1995          343,027           396,567
Deferred rent receivable                              159,096           168,625
                                                   ----------        ----------
Total Assets                                     $ 21,975,570      $ 22,201,390
                                                   ==========        ==========

Liabilities and Partners' Capital (Deficit)
- ------------------------------------------
Liabilities:
  Accounts payable and accrued expenses          $    261,284      $    199,193
  Due to affiliates                                    56,662            95,543
  Distribution payable                                429,293           429,293
  Security deposits payable                           158,467           155,844
                                                   ----------        ----------
Total Liabilities                                     905,706           879,873
                                                   ----------        ----------
Partners' Capital (Deficit):
  General Partners                                   (215,873)         (213,356)
  Limited Partners (100,000 units outstanding)     21,285,737        21,534,873
                                                   ----------        ----------
Total Partners' Capital                            21,069,864        21,321,517
                                                   ----------        ----------
Total Liabilities and Partners' Capital          $ 21,975,570      $ 22,201,390
                                                   ==========        ==========


Consolidated Statement of Partners' Capital (Deficit)
For the three months ended February 29, 1996
                                            General       Limited
                                           Partners      Partners         Total
                                           --------    ----------    ----------
Balance at November 30, 1995              $(213,356)  $21,534,873   $21,321,517
Net income                                    1,776       175,864       177,640
Distributions                                (4,293)     (425,000)     (429,293)
                                           --------    ----------    ----------
Balance at February 29, 1996              $(215,873)  $21,285,737   $21,069,864
                                           ========    ==========    ==========


Consolidated Statements of Operations
For the three months ended February 29, and February 28,

Income                                                1996            1995
- --------------                                     -------         -------
Rent                                              $873,936        $897,731
Interest                                            31,642          34,664
Other                                                  818           1,036
                                                   -------         -------
Total income                                       906,396         933,431

Expenses
- --------------
Depreciation and amortization                      340,939         341,688
Property operating                                 338,654         332,098
General and administrative - other                  29,104          24,533
General and administrative - affiliates             20,059          15,710
                                                   -------         -------
Total expenses                                     728,756         714,029
                                                   -------         -------
Net Income                                        $177,640        $219,402
                                                   =======         =======
Net Income Allocated:
To the General Partners                           $  1,776        $  2,194
To the Limited Partners                            175,864         217,208
                                                   -------         -------
                                                  $177,640        $219,402
Per limited partnership unit                       =======         =======
(100,000 outstanding)                                $1.76           $2.17
                                                   =======         =======


Consolidated Statements of Cash Flows
For the three months ended
February 29, and February 28,                              1996            1995
- -------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                             $177,640        $219,402
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                        340,939         341,688
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities
        Restricted cash                                  13,266          (2,871)
        Interest and other receivables                     (237)          1,474
        Prepaid expenses                                 20,426          10,621
        Deferred rent receivable                          9,529          21,656
        Accounts payable and accrued expenses            62,091          17,195
        Due to affiliates                               (38,881)         (9,593)
        Security deposits payable                         2,623            (441)
                                                        -------         -------
Net cash provided by operating activities               587,396         599,131
- -------------------------------------------------------------------------------
Cash Flows From Investing Activities
Additions to real estate assets                         (84,759)        (97,587)
                                                        -------         -------
Net cash used for investing activities                  (84,759)        (97,587)
- -------------------------------------------------------------------------------
Cash Flows From Financing Activities
Cash distributions                                     (429,293)       (429,293)
                                                        -------         -------
Net cash used for financing activities                 (429,293)       (429,293)
- -------------------------------------------------------------------------------
Net increase in cash and cash equivalents                73,344          72,251
Cash and cash equivalents, beginning of period        2,461,901       2,524,376
                                                      ---------       ---------
Cash and cash equivalents, end of period             $2,535,245      $2,596,627
                                                      =========       =========

Supplemental Schedule of Non-Cash Investing Activity
Write-off fully depreciated tenant improvements        $264,136         $80,126
                                                      =========       =========

Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 29, 1996 and the results of operations and cash flows for the three months ended February 29, 1996 and February 28, 1995 and the statement of changes in partner's capital (deficit) for the three months ended February 29, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
- -------------------------------
The Partnership had cash and cash equivalents at February 29, 1996 of $2,535,245, compared to $2,461,901 at November 30, 1995. The increase of $73,344 is the result of net cash provided by operations in the amount of $587,396 less cash distributions totaling $429,293 and capital expenditures in the amount of $84,759. The Partnership also had a restricted cash balance of $161,653 at February 29, 1996 which is primarily comprised of security deposits. Prepaid expenses decreased by $53,540 to $343,027 at February 29, 1996 from $396,567 at November 30, 1995, due to the amortization of leasing commissions and prepaid expenses. The Partnership expects sufficient cash flow from operations to be generated to meet its current operating requirements.

Accounts payable and accrued expenses totaled $261,284 at February 29, 1996, compared with $199,193 at November 30, 1995. The increase is largely due to the accrual of real estate taxes for all three of the Partnership's properties as well as an increase in prepaid rent. Due to affiliates decreased by $38,881 to $56,662 at February 29, 1996 from $95,543 at November 30, 1995, due to the timing of salary reimbursement payments.

At Maitland Center Office Building C, one lease totaling 15,479 square feet, or approximately 16% of the property's leasable space, was scheduled to expire in January 1996, but was renewed for a three-year term during the first quarter.

A cash distribution of $4.25 per Unit was declared for the quarter ended February 29, 1996 and was paid on April 15, 1996. The distribution will be funded from Partnership operations and was declared after a review of the Partnership's 1996 first quarter operations, anticipated future cash needs and current cash position. The timing and amount of future cash distributions will be determined quarterly by the General Partners.

Results of Operations
- ---------------------
Partnership operations resulted in net income of $177,640 for the three months ended February 29, 1996 compared with $219,402 for the corresponding period in fiscal 1995. The lower net income for the 1996 period is primarily attributable to a decrease in rental income, augmented by a small increase in property operating expenses.

Rental income totaled $873,936 for the three months ended February 29, 1996, compared to $897,731 for the three months ended February 28, 1995. The decrease is primarily attributable to lower occupancy at Two Financial Centre and lower escalation income at Swenson Business Park-Building C in the 1996 period. Pursuant to the terms of a net lease, the Partnership formerly received escalation income from Asante, the tenant leasing the Swenson property, in an amount equal to the costs of maintaining the property. Asante elected to assume responsibility for the care and maintenance of the property itself, thus lowering operating expense escalation income. Interest income totaled $31,642 for the three months ended February 29, 1996 compared with $34,664 for the respective 1995 period, reflecting lower average cash balances in 1996.

Property operating expenses were largely unchanged and totaled $338,654 for the three months ended February 29, 1996, compared to $332,098 for the three months ended February 28, 1995.

As of February 29, 1996, lease levels at each of the properties were as follows: Two Financial Centre - 95%; Maitland Center Office Building C - 97%; and Swenson Business Park-Building C - 100%.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended February 29, 1996.

          On March 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors.
          In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         COMMERCIAL PROPERTIES 2, L.P.

                    BY:  Real Estate Services VII, Inc.
                         General Partner



Date: April 12, 1996             BY:  /s/ Rocco F. Andriola
                                 President, Director and
                                 Chief Financial Officer