Form 10-Q
period 1996-05-31
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1996-07-15
CIK 706003

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended May 31, 1996

    or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11763


                         COMMERCIAL PROPERTIES 2, L.P.
                       ---------------------------------
              Exact Name of Registrant as Specified in its Charter



        Virginia
     ------------                                         13-3130258
State or Other Jurisdiction of                          --------------
Incorporation or Organization               I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson
- --------------------------------------                           10285
Address of Principal Executive Offices                           -----
                                                                Zip Code


                                 (212) 526-3237
                              ------------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____


Consolidated Balance Sheets                       At May 31,    At November 30,
                                                       1996               1995
Assets
Real estate, at cost:
  Land                                         $  5,216,878       $  5,216,878
  Building and improvements                      24,536,714         24,673,883
                                                 29,753,592         29,890,761
  Less accumulated depreciation                 (11,387,041)       (11,038,346)
                                                 18,366,551         18,852,415
Restricted cash                                     160,302            174,919
Cash and cash equivalents                         2,624,531          2,461,901
                                                  2,784,833          2,636,820

Rent and other receivables, net of
  allowance for doubtful accounts of
  $7,275 in 1996 and 1995                           138,008            146,963
Prepaid expenses, net of accumulated
  amortization of $1,112,171 in 1996
  and $1,046,680 in 1995                            297,103            396,567
Deferred rent receivable                            148,031            168,625
     Total Assets                              $ 21,734,526       $ 22,201,390

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses        $    254,725       $    199,193
  Due to affiliates                                  59,195             95,543
  Distribution payable                              429,293            429,293
  Security deposits payable                         154,965            155,844
     Total Liabilities                              898,178            879,873
Partners' Capital (Deficit):
  General Partners                                 (218,208)          (213,356)
  Limited Partners (100,000 units outstanding)   21,054,556         21,534,873
     Total Partners' Capital                     20,836,348         21,321,517
     Total Liabilities and Partners' Capital   $ 21,734,526       $ 22,201,390



Consolidated Statement of Partners' Capital (Deficit)
For the six months ended May 31, 1996

                                        General        Limited
                                       Partners       Partners          Total

Balance at November 30, 1995         $ (213,356)   $21,534,873    $21,321,517
Net income                                3,734        369,683        373,417
Distributions                            (8,586)      (850,000)      (858,586)
Balance at May 31, 1996              $ (218,208)   $21,054,556    $20,836,348




Consolidated Statements of Operations

                           Three months ended May 31,  Six months ended May 31,
                               1996         1995           1996           1995


Income
Rental                     $902,313     $896,280     $1,776,249     $1,794,011
Interest                     32,216       40,150         63,858         74,814
Other                           978        1,098          1,796          2,134
    Total income            935,507      937,528      1,841,903      1,870,959
Expenses
Property operating          344,864      374,912        683,518        707,010
Depreciation and
  amortization              337,383      348,153        678,322        689,841
General and administrative
  - other                    27,487       27,762         56,591         52,295
General and administrative
  - affiliates               29,996       21,021         50,055         36,731
    Total expenses          739,730      771,848      1,468,486      1,485,877
    Net Income             $195,777     $165,680     $  373,417     $  385,082
Net Income Allocated:
To the General Partners    $  1,958     $  1,657     $    3,734     $    3,851
To the Limited Partners     193,819      164,023        369,683        381,231
                           $195,777     $165,680     $  373,417     $  385,082
Per limited partnership
unit (100,000 outstanding)    $1.94        $1.64          $3.70          $3.81



Consolidated Statements of Cash Flows

For the six months ended May 31,                            1996          1995
Cash Flows From Operating Activities
Net income                                           $   373,417   $   385,082
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                         678,322       689,841
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
       Restricted cash                                    14,617        (8,652)
       Rent and other receivables                          8,955       (10,999)
       Prepaid expenses                                   33,973        17,784
       Deferred rent receivable                           20,594        35,645
       Accounts payable and accrued expenses              55,532        57,045
       Due to affiliates                                 (36,348)       (4,322)
       Security deposits payable                            (879)         (441)
Net cash provided by operating activities              1,148,183     1,160,983

Cash Flows From Investing Activities
   Additions to real estate assets                      (126,967)     (158,763)
Net cash used for investing activities                  (126,967)     (158,763)

Cash Flows From Financing Activities
   Cash distributions                                   (858,586)     (732,323)
Net cash used for financing activities                  (858,586)     (732,323)
Net increase in cash and cash equivalents                162,630       269,897
Cash and cash equivalents, beginning of period         2,461,901     2,524,376
Cash and cash equivalents, end of period             $ 2,624,531   $ 2,794,273

Supplemental Schedule of Non-Cash Investing
 Activities
Write-off of fully depreciated tenant improvements   $   264,136   $    80,126



Notes to the Consolidated Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1996 and the results of operations for the three and six months ended May 31, 1996 and 1995, cash flows for the six months ended May 31, 1996 and the statement of changes in partners' capital (deficit) for the six months ended May 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents at May 31, 1996 of $2,624,531, compared to $2,461,901 at November 30, 1995. The increase is the result of net cash provided by operations in the amount of $1,148,183 less cash distributions totaling $858,586 and capital expenditures in the amount of $126,967. The Partnership also had a restricted cash balance of $160,302 at May 31, 1996 which is primarily comprised of security deposits. Prepaid expenses decreased to $297,103 at May 31, 1996 from $396,567 at November 30, 1995, primarily due to the amortization of leasing commissions and prepaid insurance. The Partnership expects sufficient cash flow from operations to be generated to meet its current operating requirements.

Accounts payable and accrued expenses totaled $254,725 at May 31, 1996, compared with $199,193 at November 30, 1995. The increase is largely due to the accrual of real estate taxes for Maitland Center Office Building C and Two Financial Centre. Due to affiliates decreased by $36,348 to $59,195 at May 31, 1996 from $95,543 at November 30, 1995, mainly due to the timing of salary reimbursement payments.

At Two Financial Centre, a tenant leasing a total of 13,993 square feet, or approximately 10% of the property's leasable area, has provided notice that it will be vacating its space upon the scheduled expiration of its lease in December 1996. In anticipation of this vacancy, the General Partners have begun to aggressively market the space. Additionally, in June 1996, a new five-year lease was executed representing 5,388 square feet, which has increased the current lease level to 99%.

A cash distribution of $4.25 per Unit was declared for the quarter ended May 31, 1996 and was paid on July 15, 1996. The distribution was funded from Partnership operations and was declared after a review of the Partnership's 1996 second quarter operations, anticipated future cash needs and current cash position. The timing and amount of future cash distributions will be determined quarterly by the General Partners.

Results of Operations

Partnership operations resulted in net income of $195,777 and $373,417 for the three and six months ended May 31, 1996, respectively, compared with $165,680 and $385,082 for the corresponding periods in fiscal 1995. The higher net income for the three-month period in 1996 is primarily attributable to lower property operating expenses, while the lower net income for the six-month period in 1996 is primarily attributable to lower rental and interest income.

Rental income totaled $902,313 and $1,776,249 for the three and six months ended May 31, 1996, compared with $896,280 and $1,794,011 for the three and six months ended May 31, 1995. The slight decrease for the six-month period in 1996 is primarily attributable to lower occupancy at Two Financial Centre and lower escalation income at Swenson Business Park-Building C. Pursuant to the terms of a net lease, the Partnership formerly received escalation income from Asante, the tenant leasing the Swenson property, in an amount equal to the costs of maintaining the property. Asante elected to assume responsibility for the care and maintenance of the property itself, thus lowering operating expense escalation income. Interest income totaled $32,216 and $63,858 for the three and six months ended May 31, 1996 compared with $40,150 and $74,814 for the respective 1995 periods, reflecting lower average cash balances in 1996.

Property operating expenses totaled $344,864 and $683,518 for the three and six months ended May 31, 1996 compared with $374,912 and $707,010 for the respective 1995 periods. The decreases for the 1996 periods are primarily attributable to lower janitorial and repair and maintenance expenditures.

As of May 31, 1996, lease levels at each of the properties were as follows:
Two Financial Centre - 95%; Maitland Center Office Building C - 97%;
and Swenson Business Park-Building C - 100%.






Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (a) Reports on Form 8-K - On March 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partners have declared the distribution and established a record date and date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.




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



                                 COMMERCIAL PROPERTIES 2, L.P.
                            BY:  Real Estate Services VII, Inc.
                                 General Partner



Date: July 15, 1996              BY:  /s/ Rocco F. Andriola
                                 President, Director and
                                 Chief Financial Officer