Form 10-Q
period 1996-08-31
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1996-10-15
CIK 706003

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                 For the Quarterly Period Ended August 31, 1996

   or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the Transition period from ______  to ______


                        Commission File Number: 0-11763



                         COMMERCIAL PROPERTIES 2, L.P.
                    ---------------------------------------
              Exact Name of Registrant as Specified in its Charter


       Virginia
    --------------                                     13-3130258
State or Other Jurisdiction of                     ------------------
Incorporation or Organization               I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson
---------------------------------------                          10285
Address of Principal Executive Offices                          -------
                                                                Zip Code



                                 (212) 526-3237
                              -------------------
               Registrant's Telephone Number, Including Area Code




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____







Consolidated Balance Sheets
                                             At August 31,     At November 30,
                                                     1996                1995
Assets
Real estate, at cost:
  Land                                      $   5,216,878      $    5,216,878
  Buildings and improvements                   24,574,960          24,673,883
                                               29,791,838          29,890,761
  Less accumulated depreciation               (11,696,403)        (11,038,346)
                                               18,095,435          18,852,415

Cash and cash equivalents                       1,692,457           2,461,901
Restricted cash                                   163,226             174,919
                                                1,855,683           2,636,820

Rent and other receivables, net of
 allowance for doubtful accounts of
 $7,275 in 1996 and 1995                          167,348             146,963
Prepaid expenses, net of accumulated
 amortization of $1,147,135 in 1996
 and $1,046,680 in 1995                           371,413             396,567
Deferred rent receivable                          137,770             168,625
        Total Assets                        $  20,627,649       $  22,201,390
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses     $     365,769       $     199,193
  Due to affiliates                                79,202              95,543
  Distribution payable                            443,687             429,293
  Security deposits payable                       155,735             155,844
         Total Liabilities                      1,044,393             879,873
Partners' Capital (Deficit):
  General Partners                               (230,739)           (213,356)
  Limited Partners (100,000 units
   outstanding)                                19,813,995          21,534,873
         Total Partners' Capital               19,583,256          21,321,517
         Total Liabilities and Partners'
          Capital                           $  20,627,649       $  22,201,390






Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended August 31, 1996

                                         General        Limited
                                        Partners       Partners          Total
Balance at November 30, 1995          $ (213,356)   $21,534,873    $21,321,517
Net income                                 5,597        554,122        559,719
Distributions                            (22,980)    (2,275,000)    (2,297,980)
Balance at August 31, 1996            $ (230,739)   $19,813,995    $19,583,256






Consolidated Statements of Operations

                     Three months ended August 31, Nine months ended August 31,
                                 1996        1995           1996          1995
Income
Rental                     $  950,369  $  804,040    $ 2,726,618   $ 2,598,051
Interest                       31,344      39,030         95,202       113,844
Other                           2,146         802          3,942         2,936
       Total income           983,859     843,872      2,825,762     2,714,831
Expenses
Property operating            398,337     357,886      1,081,855     1,064,896
Depreciation and
 amortization                 344,326     356,137      1,022,648     1,045,978
General and
 administrative - other        26,410      22,084         83,001        74,379
General and
 administrative -
 affiliates                    28,484      27,691         78,539        64,422
       Total expenses         797,557     763,798      2,266,043     2,249,675
       Net Income          $  186,302  $   80,074    $   559,719   $   465,156
Net Income Allocated:
To the General Partners    $    1,863  $      801    $     5,597   $     4,652
To the Limited Partners       184,439      79,273        554,122       460,504
                           $  186,302  $   80,074    $   559,719   $   465,156
Per limited partnership
 unit (100,000 outstanding)     $1.84        $.79          $5.54         $4.61







Consolidated Statements of Cash Flows

                                          For the nine months ended August 31,
                                                          1996           1995
Cash Flows From Operating Activities:
Net income                                         $   559,719    $   465,156
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                        922,193        954,401
   Amortization                                        100,455         91,577
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Restricted cash                                 11,693        (12,664)
        Rent and other receivables                     (20,385)       (68,058)
        Prepaid expenses                               (75,301)      (113,056)
        Deferred rent receivable                        30,855         44,973
        Accounts payable and accrued expenses          166,576        169,441
        Due to affiliates                              (16,341)        17,381
        Security deposits payable                         (109)         1,024
Net cash provided by operating activities            1,679,355      1,550,175
Cash Flows From Investing Activities:
  Additions to real estate                            (165,213)      (206,080)
Net cash used for investing activities                (165,213)      (206,080)
Cash Flows From Financing Activities:
  Cash distributions                                (2,283,586     (1,161,616)
Net cash used for financing activities              (2,283,586)    (1,161,616)
Net increase (decrease) in cash and cash
 equivalents                                          (769,444)       182,479
Cash and cash equivalents, beginning of period       2,461,901      2,524,376
Cash and cash equivalents, end of period           $ 1,692,457    $ 2,706,855
Supplemental Schedule of Non-Cash Investing
 Activities:
Write-off of fully depreciated tenant
 improvements                                      $   264,136    $    80,126





Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1996 and the results of operations for the three and nine months ended August 31, 1996 and 1995, and cash flows for the nine months ended August 31, 1996 and 1995, and the statement of partners' capital (deficit) for the nine months ended August 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).






Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations


Liquidity and Capital Resources
--------------------------------
The Partnership had cash and cash equivalents at August 31, 1996 of $1,692,457, compared to $2,461,901 at November 30, 1995. The decrease is the result of cash distributions in the amount of $2,283,586 and additions to real estate of $165,213 which were partially offset by net cash provided by operations in the amount of $1,679,355. The Partnership also had a restricted cash balance of $163,226 at August 31, 1996 which is primarily comprised of security deposits. Prepaid expenses decreased to $371,413 at August 31, 1996 from $396,567 at November 30, 1995, primarily due to the amortization of leasing commissions. The Partnership expects to generate sufficient cash flow from operations to meet its current operating requirements.

Accounts payable and accrued expenses totaled $365,769 at August 31, 1996, compared with $199,193 at November 30, 1995. The increase is largely due to the accrual of real estate taxes for Maitland Center Office Building C and Two Financial Centre. Due to affiliates decreased to $79,202 at August 31, 1996 from $95,543 at November 30, 1995, mainly due to the timing of payments for Partnership administrative expenses.

In June 1996, the General Partners executed a new five-year lease for 5,388 square feet Two Financial Centre. As previously reported, a tenant leasing a total of 13,993 square feet, or approximately 10% of the property's leasable area, has indicated that it will be vacating its space upon the scheduled expiration of its lease in December 1996. In anticipation of this vacancy, the General Partners have been aggressively marketing the space.

On August 15, 1996, the Partnership paid a special cash distribution in the amount of $10 per Unit which was funded from the Partnership's cash reserves. In addition, a cash distribution of $4.25 per Unit was declared for the quarter ended August 31, 1996 and was paid on October 15, 1996. The distribution was funded from Partnership operations and was declared after a review of the Partnership's 1996 third quarter operations, anticipated future cash needs and current cash position. The timing and amount of future cash distributions will be determined quarterly by the General Partners.

Results of Operations
----------------------
Partnership operations resulted in net income of $186,302 and $559,719 for the three and nine months ended August 31, 1996, respectively, compared with $80,074 and $465,156 for the corresponding periods in fiscal 1995. The higher net income in 1996 is primarily attributable to higher rental income.

Rental income totaled $950,369 and $2,726,618 for the three and nine months ended August 31, 1996, compared with $804,040 and $2,598,051 for the three and nine months ended August 31, 1995. The increase is primarily attributable to higher average occupancy at both Two Financial Centre and Maitland Center Office Building C during 1996. Interest income totaled $31,344 and $95,202 for the three and nine months ended August 31, 1996 compared with $39,030 and $113,844 for the respective 1995 periods, reflecting lower average cash balances in 1996.

Property operating expenses totaled $398,337 and $1,081,855 for the three and nine months ended August 31, 1996 compared with $357,886 and $1,064,896 for the respective 1995 periods. The slight increases for the 1996 periods are primarily attributable to higher electric utility costs at Maitland Center Office Building C.

As of August 31, 1996, lease levels at each of the properties were as follows:
Two Financial Centre - 99%; Maitland Center Office Building C - 99%; and Swenson Business Park-Building C 100%.





Part II         Other Information

Items 1-5       Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits -

                    (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended August 31, 1996.






                                   SIGNATURES
                                 -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     COMMERCIAL PROPERTIES 2, L.P.
                                BY:  REAL ESTATE SERVICES VII, INC.
                                     General Partner



Date:    October 14, 1996            BY:  /s/ Rocco F. Andriola
                                          President, Director and
                                          Chief Financial Officer