Form 10-K
period 1996-11-30
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1997-03-03
CIK 706003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

             For the fiscal year ended: November 30, 1996
                                   OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                   Commission file number:  0-11763


                     COMMERCIAL PROPERTIES 2, L.P.
             (formerly Hutton/GSH Commercial Properties 2)
         Exact name of registrant as specified in its charter


           Virginia                                     13-3130258
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

Portions of Parts I, II and IV are incorporated by reference to the Registrant's Annual Report to Unitholders for the year ended
November 30, 1996 filed as an exhibit under Item 14.
                                PART I

Item 1.  Business

(a) General Development of Business

Commercial Properties 2, L.P. (the "Registrant" or the "Partnership") (formerly known as Hutton/GSH Commercial Properties 2) is a Virginia limited partnership organized pursuant to a Certificate and Agreement of Limited Partnership dated September 1, 1983, of which Real Estate Services VII, Inc. ("RE Services"), formerly Hutton Real Estate Services VII, Inc. (see Item 10. "Certain Matters Involving Affiliates"), and HS Advisors III, Ltd. ("HS Advisors") are the general partners (collectively, the "General Partners"). Commencing June 3, 1983, the Registrant began offering through E.F. Hutton & Company Inc. up to a maximum of 100,000 units of limited partnership interests (the "Units") at $500 per Unit. The Units were registered under the Securities Act of 1933, as amended, under Registration Statement No. 2-79072, which Registration Statement was declared effective on June 3, 1983. The offering of Units was terminated on September 1, 1983. Upon the termination of the offering, the Registrant had accepted subscriptions for 100,000 Units for an aggregate of $50,002,000, including the General Partners' capital contributions. As of November 30, 1996, all of the proceeds available for investment in real estate have been invested.

Since the inception of operations, the Registrant has acquired and disposed of an interest as the general partner in the following limited partnerships: (i) 14800 Quorum Associates, Ltd., a Texas limited partnership formed to own and operate the Quorum I Office Building; and (ii) First Trade Center Office Associates, a Maryland limited partnership formed to own and operate the Maryland Trade Center Building II. The Registrant had also acquired interests in the following joint ventures: (i) Two Financial Centre Associates Joint Venture, an Arkansas joint venture partnership formed to own and operate Two Financial Centre; (ii) Maitland Building C Joint Venture, a Florida joint venture partnership formed to own and operate Maitland Center Office Building C; and (iii) Gamma Building Associates Joint Venture, a California joint venture partnership formed to own and operate Swenson Business Park - Building C. For further descriptions of the properties, see Note 5 "Real Estate Investments" of the Notes to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1996 filed as an exhibit under Item 14. (The three buildings described immediately above are collectively referred to herein as the "Properties"). To the extent that funds held as a working capital reserve have not been expended (and have not otherwise been distributed to the limited partners as a return of capital), the Registrant has invested such funds in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal, in accordance with the Registrant's investment objectives and policies.

(b) Financial Information About Industry Segment

The Registrant's sole business is the ownership and operation of the Properties. All of the Registrant's revenues, operating profit or losses and assets relate solely to such industry segment.

(c) Narrative Description of Business

Incorporated by reference to Note 1 "Organization" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended November 30, 1996 filed as an exhibit under Item 14.

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) are:

1)  Capital appreciation;

2) Distributions of net cash from operations attributable to rental income; and

3)  Preservation and protection of capital.

Distributions of net cash from operations will be the Registrant's objective during its operational phase, while the preservation and appreciation of capital will be the Registrant's long-term objective. Future distributions will be made from rental operations with respect to the Registrant's investment in the Properties, as well as from interest on short-term investments and net proceeds from sale of the Properties. The attainment of the Registrant's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Properties are located, especially with regard to achievement of capital appreciation.

From time to time the Registrant expects to sell its Properties, taking into consideration such factors as market conditions, leasing conditions, net sales proceeds to be realized, and the possible risks of continued ownership. No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the Properties will be distributed to the partners to the extent there is sufficient working capital to meet future operating expenses of the Partnership. As part of the payment for Properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in net proceeds from sale or refinancing (distributable to the partners) until such obligations are realized in cash, sold or otherwise liquidated.

On July 31, 1989, First Trade Center Office Associates Limited Partnership sold the Maryland Trade Center II property to an unaffiliated pension fund for an aggregate sale price of $22,400,000. First Trade Center Office Associates was composed of the Registrant and the developer of the property (the "Joint Venture Partners"). The Registrant received proceeds in the amount of $17,427,548, representing the total sales price net of closing costs and distributions made to the Joint Venture Partner. In addition, the Registrant received $208,982 which represented cash held at the property level.

During 1989, the Registrant loaned $7,201,320 in the form of a demand promissory note to the Two Financial Centre Associates Joint Venture ("TFC") in which the Registrant is the managing venturer. The note was issued to enable TFC to pay the mortgage on Two Financial Centre, which had been accelerated, and to prevent foreclosure by the lender. On September 17, 1990, the demand promissory note was reissued in the principal amount of $7,383,033 which includes the original principal of $7,201,320 and accrued interest of $181,713. Information pertaining to the loan to TFC is incorporated herein by reference to Note 6 "Loan to Two Financial Centre Joint Venture" of the Notes to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1996 filed as an exhibit under Item 14.

On April 4, 1991, the Registrant purchased the 2.5% joint venture interest held by Boyle Investment Company, successor-in-interest to Boyle Investment Company of Florida, Inc., in the Maitland Building C Joint Venture. As a result of this transaction, the Maitland property, previously owned by the Maitland Building C Joint Venture, is now wholly-owned by the Partnership.

(d) Competition

Incorporated by reference to the section entitled Property Profiles & Leasing Update in the Partnership's Annual Report to Unitholders for the year ended November 30, 1996 filed as an exhibit under Item 14.

(e) Employees

The Registrant has no employees.


Item 2.  Properties

Description of Properties and material leases is incorporated herein by reference to the section entitled Property Profiles & Leasing Update in the Partnership's Annual Report to Unitholders for the year ended November 30, 1996 filed as an exhibit under Item 14 and Note 5 "Real Estate Investments" of the Notes to the Consolidated Financial Statements.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of 1996.






                               PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a) Market Information

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b) Holders

As of November 30, 1996, the number of holders of Units was 3,718.

(c) Distributions

Cash distributions paid to the Limited Partners for the two years ended November 30, 1996 and 1995 are incorporated herein by reference to the section entitled Message to Investors in the Partnership's Annual Report to Unitholders for the year ended November 30, 1996 filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

(dollars in thousands, except per Unit data)

                                   1996      1995      1994      1993      1992
Total Income                    $ 3,781   $ 3,605   $ 3,660   $ 3,345   $ 2,954
Net Income                          740       597       674       396        90
Total Assets at Year End         20,369    22,201    23,169    25,905    29,076
Net Cash From Operations          2,266     1,878     1,983     1,438     1,247
Net Income per
  Limited Partnership Unit:        7.33      5.91      6.67      3.92       .89
Cash Distributions per
  Limited Partnership Unit:       27.00@   315.75#   234.00*    17.00*    30.00*

* Represent returns of capital associated with the sale of the Maryland Trade Center in 1989.

#  Includes returns of capital associated with the sale of the
Maryland Trade Center in 1989 in the amount of    $3.64 per Unit.

@ Includes a special cash distribution in the amount $10 per Unit paid on August 15, 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Registrant had cash and cash equivalents at November 30, 1996 of $1,739,498 as compared with $2,461,901 at November 30, 1995. The decrease is a result of the payment of cash distributions and capital expenditures in the amounts of $2,727,273 and $260,828, respectively, in excess of net cash provided by operations. Net cash provided by operations totaled $2,265,698 for the year ended November 30, 1996 as compared with $1,877,809 for the year ended November 30, 1995. The increase is primarily attributable to an increase in rental income, accounts payable and accrued expenses. The Registrant had a restricted cash balance of $166,795 at November 30, 1996 which is primarily made up of security deposits. Prepaid expenses decreased to $312,834 at November 30, 1996 as compared with $396,567 for the comparable period in 1995, primarily due to the amortization of leasing commissions in 1996. Deferred rent receivable totaled $135,289 at November 30, 1996 as compared with $168,625 at November 30, 1995. The decrease is attributable to the straight-line amortization of base rental income at Swenson Business Park. The Registrant expects sufficient cash flow from operations to be generated by the Properties to meet its current operating requirements.

Accounts payable and accrued expenses increased to $405,275 at November 30, 1996 as compared to $256,461 a year earlier, primarily due to the timing of real estate tax payments at Maitland Center
Office Building C.

A discussion of material leases at all of the Partnership's properties is incorporated herein by reference to the sections entitled Message to Investors and Property Profiles & Leasing Update contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1996 filed as an exhibit under Item 14.

The Registrant paid cash distributions to the Limited Partners of $27 per Unit for the year ended November 30, 1996, including a distribution of $4.25 per Unit for the fourth quarter of the 1996 fiscal year, which was paid on January 15, 1997. Also included in this amount is a special cash distribution in the amount of $10 per Unit paid by the Partnership on August 15, 1996, which was funded from the Partnership's cash reserves. Further details regarding cash distributions are incorporated herein by reference to the section entitled Message to Investors contained in the Partnership's Annual Report to Unitholders for the year ended
November 30, 1996 filed as an exhibit under Item 14.

On March 15, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partners have declared the distribution and established a record date and distribution date for the distribution.

Results of Operations

1996 Versus 1995
Partnership operations resulted in net income of $739,910 for the year ended November 30, 1996 as compared to $596,558 for the year ended November 30, 1995. The increase of $143,352 is primarily due to higher rental income in 1996.

Rental income increased to $3,660,110 for the year ended November 30, 1996 from $3,450,755 for the same period in 1995, primarily due to higher average occupancy at both Two Financial Centre and Maitland Center Office Building C during 1996. Interest income decreased to $116,034 for the year ended November 30, 1996 from $149,624 a year earlier as a result of the Partnership's lower average cash balance during 1996.

Property operating expenses totaled $1,447,759 for the year ended November 30, 1996, relatively unchanged from $1,465,964 a year earlier. Depreciation and amortization totaled $1,369,375 for the year ended
November 30, 1996 versus $1,347,080 for the year ended November 30,
1995.

As of November 30, 1996, occupancy levels at each of the properties were as follows: Two Financial Centre - 97%; Maitland Center Office Building C - 100%; and Swenson Business Park, Building C - 100%.

1995 Versus 1994
Partnership operations resulted in net income of $596,558 for the year ended November 30, 1995 as compared to $673,843 for the year ended November 30, 1994. The decrease of $77,285 was primarily due to lower rental income largely resulting from lower average occupancy at Two Financial Centre in 1995. Interest income increased to $149,624 for the year ended November 30, 1995 from $116,399 a year earlier as a result of the Partnership's higher average cash balance during 1995.

Property operating expenses totaled $1,465,964 for the year ended November 30, 1995, relatively unchanged from $1,427,276 a year earlier. Depreciation and amortization totaled $1,347,080 for the year ended November 30, 1995 versus $1,369,956 for the year ended November 30, 1994.

As of November 30, 1995, occupancy levels at each of the properties were as follows: Two Financial Centre - 95%; Maitland Center Office Building C - 94%; and Swenson Business Park - Building C - 100%.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended
November 30, 1996 filed as an exhibit under Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.




                               PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers and directors. Real Estate Services VII, Inc. and HS Advisors III Ltd., the co-General Partners of the Registrant, jointly manage and control the affairs of the Registrant and have general responsibility and authority in all matters affecting its business.

The directors and executive officers of Real Estate Services VII, Inc. and HS Advisors III Ltd., are listed respectively below:

Real Estate Services VII, Inc.
Real Estate Services VII, Inc., formerly known as Hutton Real Estate Services VII, Inc., is a Delaware corporation formed on August 2, 1982 and is an indirect, wholly-owned subsidiary of Lehman Brothers Inc. ("Lehman"). See the section captioned "Certain Matters Involving Affiliates" below for a description of the sale of certain of Shearson Lehman Brothers, Inc.'s ("Shearson") domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co Incorporated, which resulted in a change in the general partner's name. The names and ages of, as well as the positions held by, the directors and executive officers of Real Estate Services VII, Inc. are set forth below. There are no family relationships between any officer or director and any other officer or director.

Certain officers and directors of Real Estate Services VII, Inc. are now serving (or in the past have served) as officers and directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which such real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnership's assets from loss through foreclosure.


      Name                Office
      Rocco F. Andriola   Director, President, Chief Executive Officer,
                          Chief Operating Officer and Chief Financial Officer
      Michael Marron      Vice President
      John H. Ng          Vice President
      Kenneth Zakin       Director, Vice President
      William Caulfield   Vice President

Rocco F. Andriola, 38, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996.. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Michael T. Marron, 33, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany in 1985 and is a Certified Public Accountant.

John H. Ng, 46, is a Vice President of Lehman Brothers Inc. and has been employed by Lehman since November 1977. He is an asset manager of the Diversified Asset Group of Lehman and has held such position since 1985. From 1980 to 1985, Mr. Ng served as Senior Financial Analyst in the Corporate Planning and Development Department and from 1977 to 1980 he was an analyst in the Controller's Department. Prior to joining Lehman, he served as a Teaching Assistant in Finance and Economics at the University of Minnesota. Mr. Ng received an M.B.A. with a concentration in Corporate Finance from the University of Minnesota in 1977 and a B.A. magna cum laude in Economics with a specialization in Monetary Economics from Moorhead State University in 1975.

Kenneth L. Zakin, 48, is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman's Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.


William Caulfield, 36, is a Vice President of Lehman Brothers and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in Hutton's Partnership Administration Group. Before joining Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton, he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University - C.W. Post Campus.

HS Advisors III, Ltd.
HS Advisors is a California limited partnership formed on August 11, 1982, the sole general partner of which is Hogan Stanton Investment, Inc. ("HS Inc."), a wholly-owned subsidiary of Goodman Segar Hogan, Inc. ("GSH"). The names and ages of, as well as the positions held by, the directors and executive officers of HS Inc. are as set forth below. There are no family relationships between or among any officer and any other officer or director.


      Name                     Office
      Mark P. Mikuta           President
      Donald T. Herrick, Jr.   Vice President and Treasurer
      Julie R. Adie            Vice President and Secretary

Mark P. Mikuta, 43, is Senior Vice President of Goodman Segar Hogan, Inc. and is Vice President and Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner
(CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Donald T. Herrick, Jr., 53, is President of Goodman Segar Hogan, Inc. He is also President of Dominion Lands, Inc. and Vice President of Dominion Capital, Inc., both of which are wholly-owned subsidiaries of Dominion Resources, Inc. Mr. Herrick joined Dominion Resources in 1970. He earned a Bachelor of Business Administration degree from the University of Michigan in 1965 and a Masters of Business Administration from American University in 1969. Mr. Herrick has completed all course work towards the M.A.I. designation.

Julie R. Adie, 42, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

Certain Matters Involving Affiliates
On July 31, 1993 Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, Hutton Real Estate Services VII, Inc., a General Partner, changed its name to Real Estate Services VII, Inc. Additionally, effective August 3, 1995, the Partnership changed its name to Commercial Properties 2, L.P., to delete any reference to "Hutton."

On August 1, 1993, GSH transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a 1% interest in GSHH. The stockholders of GSHH Inc. are GSH with a 62% interest and H.K. Associates, L.P., an affiliate of HK, with a 38% interest. The remaining interests in GSHH are limited partnership interests owned by GSH, HK and 23 employees of GSHH. The transaction did not affect the ownership of the General Partners.
Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors and officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

(a)  Security Ownership of Certain Beneficial Owners

No person (including any "group" as that term is used in Section
13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of November 30, 1996.

(b)  Security Ownership of Management

No officer or director of the General Partners beneficially owned or owned of record directly or indirectly any Units of the Registrant as of November 30, 1996.

(c)  Changes In Control

None.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, for the year ended November 30, 1996, $7,399 of the Registrant's net income was allocated to the General Partners ($3,699.50 to RE Services and $3,699.50 to HS Advisors). For a description of the share of Net Cash from Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 75 through 78 of the Prospectus of Registrant dated June 3, 1983 (the "Prospectus"), contained in Amendment No. 2 to Registrant's Registration Statement No. 2-79072, under the section captioned "Profits and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

The Registrant may enter into one or more property management agreements with GSH pursuant to which GSH will provide certain property management services with respect to certain Properties owned by the Registrant or its joint ventures. Services with respect to which GSH is entitled to receive a management fee are described under the section captioned "Investment Objectives and Policies - Management of Properties" on page 36 of the Prospectus, which section is incorporated herein by reference thereto.

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain of their affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group (formerly The Shareholder Services Group) ("FDISG") provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of one of the General Partners. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation ("SDC"). Both FDISG and SDC are unaffiliated companies. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated herein by reference to Note 4 "Transactions with Related Parties" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1996 filed as an exhibit under Item 14.
                               PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

  (a)  The following documents are filed as part of this report:
                                                                        Page
                                                                       Number
     (1)  Financial Statements:

       Report of Independent Auditors                                   (1)

       Consolidated Balance Sheets - At November 30, 1996 and 1995      (1)

       Consolidated Statements of Partners' Capital (Deficit) -
         For the years ended November 30, 1996, 1995 and 1994           (1)

       Consolidated Statements of Operations -
         For the years ended November 30, 1996, 1995 and 1994           (1)

       Consolidated Statements of Cash Flows -
         For the years ended November 30, 1996, 1995 and 1994           (1)

       Notes to the Consolidated Financial Statements                   (1)

     (2)  Financial Statement Schedules:

       Schedule III - Real Estate and Accumulated Depreciation          F-1

       No other schedules are presented because either the information is not applicable or is included in the consolidated financial statements or notes thereto.

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1996, which is filed as an exhibit under Item 14.

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

   (13)
         Annual Report to the Unitholders for the year ended November 30, 1996.

   (27)  Financial Data Schedule

   (28)
         Portions of Prospectus of Registrant dated June 3, 1983
         (included as, and incorporated herein by reference to, Exhibit (28) to the Registrant's Annual Report on Form 10-K filed February 27, 1988).

  (b)(3) Reports on Form 8-K:

         No reports on Form 8-K were filed in the fourth quarter of the fiscal year 1996.


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




                              COMMERCIAL PROPERTIES 2, L.P.

                              BY:  HS Advisors III, Ltd.
                                   General Partner

                              BY:  Hogan Stanton Investment, Inc.
                                   General Partner



Date:   February 28, 1997
                              BY:    /s/Mark P. Mikuta
                                     Mark P. Mikuta
                                     President



                              BY:  Real Estate Services VII, Inc.
                                   General Partner



Date:   February 28, 1997
                             BY:         /s/Rocco F. Andriola
                             Name:     Rocco F. Andriola
                             Title:    Director, President, Chief
                                       Executive Officer, Chief
                                       Operating Officer and Chief
                                       Financial Officer


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.

                         REAL ESTATE SERVICES VII, INC.
                         A General Partner




Date:   February 28, 1997
                               BY:   /s/Rocco F. Andriola
                                     Rocco F. Andriola
                                     Director, President, Chief
                                     Executive Officer, Chief
                                     Operating Officer and Chief
                                     Financial Officer




Date:   February 28, 1997
                              BY:    /s/Kenneth L. Zakin
                                     Kenneth L. Zakin
                                     Director, Vice President



Date:   February 28, 1997
                              BY:    /s/Michael T. Marron
                                     Michael T. Marron
                                     Vice President



Date:   February 28, 1997
                              BY:    /s/John H. Ng
                                     John H. Ng
                                     Vice President



Date:   February 28, 1997
                              BY:    /s/William Caulfield
                                     William Caulfield
                                     Vice President


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.

                         HS ADVISORS III, LTD.
                         A General Partner


Date:   February 28, 1997
                              BY:    /s/Mark P. Mikuta
                                     Mark P. Mikuta
                                     President of Hogan Stanton
                                     Investment, Inc., as general
                                     partner of HS Advisors III, Ltd.




Date:   February 28, 1997
                              BY:   /s/Donald T. Herrick, Jr.
                                    Donald T. Herrick, Jr.
                                    Vice President and Treasurer of
                                    Hogan Stanton Investment, Inc.,
                                    as general partner of
                                    HS Advisors III, Ltd.




Date:  February 28, 1997
                              BY:   /s/Julie R. Adie
                                    Julie R. Adie
                                    Vice President and Secretary of
                                    Hogan Stanton Investments, Inc.
                                    as general partner of HS Advisors III, Ltd.