Form 10-Q
period 1997-02-28
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1997-04-14
CIK 706003

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X  Quarterly Report Pursuant to Section 13 or
--- 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended February 28, 1997

                                       or

    Transition Report Pursuant to Section 13 or
    15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11763


                         COMMERCIAL PROPERTIES 2, L.P.
              Exact Name of Registrant as Specified in its Charter


           Virginia                                   13-3130258
State or Other Jurisdiction
of Incorporation or Organization           I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                     10285
Address of Principal Executive Offices                  Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X    No
                                           -----

Consolidated Balance Sheets            At February 28,      At November 30,
                                                 1997                 1996
Assets
Real estate, at cost:
  Land                                    $ 1,560,092          $ 5,216,878
  Buildings and improvements               10,749,643           24,607,258
                                           12,309,735           29,824,136
  Less accumulated depreciation            (5,586,869)         (11,944,782)
                                            6,722,866           17,879,354
Real estate assets held for disposition    10,865,057                   --

Cash and cash equivalents                   1,778,059            1,739,498
Restricted cash                               161,898              166,795
Rent and other receivables, net
  of allowance for doubtful accounts
  of $7,275 in 1997 and 1996                  174,545              134,924
Prepaid expenses, net of
  accumulated amortization of $1,215,525
  in 1997 and $1,182,166 in 1996              251,523              312,834
Deferred rent receivable                      125,422              135,289
Total Assets                              $20,079,370          $20,368,694

Liabilities and Partners' Capital (Deficit)
Liabilities:
Accounts payable and accrued expenses     $   355,412          $   405,275
Due to affiliates                              46,024               42,846
Distribution payable                          429,293              429,293
Security deposits payable                     157,126              157,126
Total Liabilities                             987,855            1,034,540

Partners' Capital (Deficit):
General Partners                             (235,656)            (233,230)
Limited Partners
  (100,000 units outstanding)              19,327,171           19,567,384
Total Partners' Capital                    19,091,515           19,334,154
Total Liabilities and Partners' Capital   $20,079,370          $20,368,694




Consolidated Statement of Partners' Capital (Deficit)
For the three months ended February 28, 1997
                                      General          Limited
                                     Partners         Partners           Total
Balance at November 30, 1996        $(233,230)     $19,567,384     $19,334,154
Net income                              1,867          184,787         186,654
Distributions                          (4,293)        (425,000)       (429,293)
Balance at February 28, 1997        $(235,656)     $19,327,171     $19,091,515



Consolidated Statements of Operations
For the three months ended February 28, and February 29,   1997          1996
Income
Rent                                                   $934,983      $873,936
Interest                                                 20,900        31,642
Other                                                    10,687           818
        Total income                                    966,570       906,396

Expenses
Property operating                                      358,935       338,654
Depreciation and amortization                           347,015       340,939
General and administrative - other                       64,682        37,129
General and administrative - affiliates                   9,284        12,034
        Total expenses                                  779,916       728,756
        Net Income                                     $186,654      $177,640

Net Income Allocated:
To the General Partners                                $  1,867      $  1,776
To the Limited Partners                                 184,787       175,864
                                                       $186,654      $177,640
Per limited partnership unit
(100,000 outstanding)                                     $1.85         $1.76


Consolidated Statements of Cash Flows
For the three months ended February 28 and February 29,    1997          1996

Cash Flows From Operating Activities:
Net income                                             $186,654      $177,640
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                          347,015       340,939
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Restricted cash                                         4,897        13,266
  Rent and other receivables                            (39,621)         (237)
  Prepaid expenses                                       27,952        20,426
  Deferred rent receivable                                9,867         9,529
  Accounts payable and accrued expenses                 (49,863)       19,823
  Due to affiliates                                       3,178         3,387
  Security deposits payable                                  --         2,623
Net cash provided by operating activities               490,079       587,396

Cash Flows From Investing Activities:
Additions to real estate                                (22,225)      (84,759)
Net cash used for investing activities                  (22,225)      (84,759)

Cash Flows From Financing Activities:
Cash distributions                                     (429,293)     (429,293)
Net cash used for financing activities                 (429,293)     (429,293)

Net increase in cash and cash equivalents                38,561        73,344
Cash and cash equivalents, beginning of period        1,739,498     2,461,901
Cash and cash equivalents, end of period             $1,778,059    $2,535,245

Supplemental Schedule of Non-Cash Investing Activities:
Write-off fully depreciated building improvements    $   10,666    $  264,136



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1997 and the results of operations and cash flows for the three months ended February 28, 1997 and February 29, 1996 and the statement of partners' capital (deficit) for the three months ended February 28, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

The General Partners have engaged real estate brokers to assist with the marketing of Swenson Business Park - Building C in San Jose, California and Maitland Center Office Building C in Orlando, Florida. The General Partners anticipate that the sale of these two properties will be completed in 1997. Accordingly, such properties have been reclassified on the Consolidated Balance Sheet as "Real estate assets held for disposition".



Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources
The General Partners have engaged real estate brokers to assist with the marketing of Swenson Business Park - Building C in San Jose, California and Maitland Center Office Building C in Orlando, Florida. The General Partners anticipate that the sale of these two properties will be completed in 1997. Accordingly, such properties have been reclassified on the Consolidated Balance Sheet as "Real estate assets held for disposition".

The Partnership had cash and cash equivalents at February 28, 1997 of $1,778,059, compared to $1,739,498 at November 30, 1996.
The increase of $38,561 is the result of net cash provided by operations in the amount of $490,079 less cash distributions totaling $429,293 and capital expenditures in the amount of $22,225. The Partnership also had a restricted cash balance of $161,898 at February 28, 1997 which is primarily comprised of security deposits. The Partnership expects sufficient cash flow from operations to be generated from the properties to meet its future operating requirements.

Rent and other receivables totaled $174,545 at February 28, 1997, compared to $134,924 at November 30, 1996. The increase is mainly due to the timing of rental payments at Maitland Center Office Building C and Two Financial Centre. Prepaid expenses decreased to $251,523 at February 28, 1997 from $312,834 at November 30, 1996, due to the amortization of leasing commissions and prepaid insurance.

Accounts payable and accrued expenses totaled $355,412 at February 28, 1997, compared with $405,275 at November 30, 1996. The decrease is largely due to the timing of payments for real estate taxes for all three of the Partnership's properties.

In December 1996, two tenants leasing a total of 16,104 square feet representing approximately 14% of Two Financial Centre's leasable area, vacated their spaces upon the scheduled expiration of their leases. Additionally, a tenant leasing 6,491 square feet vacated its space in January 1997 upon the expiration of its lease. As a result, the property was 77% leased at February 28, 1997.

A cash distribution of $4.25 per Unit was declared for the quarter ended February 28, 1997 and will be paid on or about April 15, 1997. The distribution will be funded from Partnership operations and was declared after a review of the Partnership's 1997 anticipated cash needs and its current cash position. The timing and amount of future cash distributions will be determined quarterly by the General Partners.

Results of Operations
Partnership operations resulted in net income of $186,654 for the three months ended February 28, 1997 compared with $177,640 for the corresponding period in fiscal 1996. The increase in net income for the 1997 period is primarily attributable to an increase in rental and other income.

Rental income totaled $934,983 for the three months ended February 28, 1997, compared to $873,936 for the three months ended February 29, 1996. The increase is primarily attributable to higher occupancy at Maitland Center Building C and the timing of receipt of tenant reimbursable income at Swenson Business Park
- Building C. Interest income totaled $20,900 for the three months ended February 28, 1997, compared with $31,642 for the same period in 1996, due to lower average cash balances in 1997. Other income totaled $10,687 for the three months ended February 28, 1997, compared to $818 for the three months ended
February 29, 1996, due to the receipt of insurance proceeds in connection with certain weather-related damage suffered by Maitland Center Office Building C.

Property operating expenses were $358,935 for the three months ended February 28, 1997, compared to $338,654 for the three months ended February 29, 1996. The increase was primarily due to higher electric utility expenses at Maitland Center Building C in 1997. General and administrative - other expenses were $64,682 for the three months ended February 28, 1997, compared to $37,129 for the three months ended February 29, 1996. The increase is primarily due to higher costs for Partnership accounting, tax and investor relations, and higher printing and postage expenses.

As of February 28, 1997, lease levels at each of the properties were as follows: Two Financial Centre - 77%; Maitland Center
Office Building C - 100%; and Swenson Business Park - Building C
- 100%.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended February 28, 1997.



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



                                 COMMERCIAL PROPERTIES 2, L.P.

                            BY:  Real Estate Services VII, Inc.
                                 General Partner



Date:   April 14, 1997           BY:  /s/ Rocco F. Andriola
                                      President, Director and
                                      Chief Financial Officer