Form 10-Q
period 1997-05-31
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1997-07-15
CIK 706003

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ---   Exchange Act of 1934

                For the Quarterly Period Ended May 31, 1997

                                       or

       Transition Report Pursuant to Section 13 or
       15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11763


                         COMMERCIAL PROPERTIES 2, L.P.
              Exact Name of Registrant as Specified in its Charter

              Virginia                              13-3130258
State or Other Jurisdiction of
Incorporation or Organization           I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,                   10285
New York, NY  Attn.: Andre Anderson                    Zip Code
Address of Principal Executive Offices

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
                        Yes    X    No ____



Consolidated Balance Sheets                At May 31,         At November 30,
                                             1997                    1996
Assets
Real estate, at cost:
  Land                                  $         _              $ 5,216,878
  Buildings and improvements                      _               24,607,258
                                                  _               29,824,136
  Less accumulated depreciation                   _              (11,944,782)
                                                  _               17,879,354
Real estate assets held for disposition     17,824,735
Cash and cash equivalents                    1,813,766             1,739,498
Restricted cash                                166,907               166,795
Rent and other receivables, net of
 allowance for doubtful accounts of
 $7,275 in 1997 and 1996                       179,718               134,924
Prepaid expenses, net of accumulated
 amortization of $1,182,166 in 1996              5,745               312,834
Deferred rent receivable                             _               135,289
 Total Assets                              $19,990,871           $20,368,694

Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses    $   312,221           $   405,275
  Due to affiliates                            114,803                42,846
  Distribution payable                         429,293               429,293
  Security deposits payable                    159,897               157,126
     Total Liabilities                       1,016,214             1,034,540
Partners' Capital (Deficit):
 General Partners                             (236,825)             (233,230)
Limited Partners (100,000 units
 outstanding)                               19,211,482            19,567,384
  Total Partners' Capital                   18,974,657            19,334,154
  Total Liabilities and Partners' Capital  $19,990,871           $20,368,694



Consolidated Statement of Partners' Capital (Deficit)
For the six months ended May 31, 1997
                                      General        Limited
                                     Partners       Partners           Total
Balance at November 30, 1996        $(233,230)   $19,567,384     $19,334,154
Net income                              4,991        494,098         499,089
Distributions                          (8,586)      (850,000)       (858,586)
Balance at May 31, 1997             $(236,825)   $19,211,482     $18,974,657



Consolidated Statements of Operations

                     Three months ended May 31,     Six months ended May 31,
                              1997        1996           1997          1996
Income
Rental                    $917,805    $902,313     $1,852,788    $1,776,249
Interest                    22,339      32,216         43,239        63,858
Other                        3,445         978         14,132         1,796
    Total Income           943,589     935,507      1,910,159     1,841,903
Expenses
Property operating         348,382     344,864        707,317       683,518
Depreciation and
  amortization             143,344     337,383        490,359       678,322

General and
 administrative - other     53,086      51,305        117,768        88,434
General and
administrative - affiliates 86,342       6,178         95,626        18,212
  Total Expenses           631,154     739,730      1,411,070     1,468,486
  Net Income              $312,435    $195,777     $  499,089    $  373,417
Net Income Allocated:
To the General Partners   $  3,124    $  1,958     $    4,991    $    3,734
To the Limited Partners    309,311     193,819        494,098       369,683
                          $312,435    $195,777     $  499,089    $  373,417
Per limited partnership
unit (100,000 outstanding)   $3.09       $1.94          $4.94         $3.70



Consolidated Statements of Cash Flows
For the six  months ended May 31,                    1997               1996
Cash Flows From Operating Activities:
Net income                                       $499,089           $373,417
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                    490,359            678,322
 Increase (decrease) in cash arising
 from changes in operating assets
 and liabilities:
   Restricted cash                                   (112)            14,617
   Rent and other receivables                     (44,794)             8,955
   Prepaid expenses                                34,332             33,973
   Deferred rent receivable                         4,597             20,594
   Accounts payable and accrued expenses          (93,054)            16,264
   Due to affiliates                               71,957              2,920
   Security deposits payable                        2,771               (879)
Net cash provided by operating activities         965,145          1,148,183

Cash Flows From Investing Activities:
Additions to real estate                          (32,291)          (126,967)
Net cash used for investing activities            (32,291)          (126,967)

Cash Flows From Financing Activities:
Cash distributions                               (858,586)          (858,586)
Net cash used for financing activities           (858,586)          (858,586)

Net increase in cash and cash equivalents          74,268            162,630
Cash and cash equivalents,beginning of period   1,739,498          2,461,901
Cash and cash equivalents,end of period        $1,813,766         $2,624,531

Supplemental Schedule of Non-Cash
 Investing Activities:
Write-off of fully depreciated
tenant improvements                            $   10,666         $  264,136

Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partners,intent to sell the properties in 1997,deferred rent receivable and prepaid leasing commissions in the amounts of $130,692 and $224,473,respectively, were reclassified to Real estate assets held for disposition.


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1997 and the results of operations for the three and six months ended May 31, 1997 and 1996 and the consolidated statements of cash flows and partners' capital (deficit) for the six months ended May 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

The General Partners have engaged real estate brokers to assist with the marketing of Swenson Business Park - Building C in San Jose, California and Maitland Center Office Building C in Orlando, Florida. Additionally, the General Partners have decided to market Two Financial Centre for sale and are in the process of selecting a brokerage company. The General Partners currently anticipate that the sale of all of the Partnership's properties will be completed in 1997. Accordingly, the properties have been reclassified on the consolidated balance sheet as "Real estate assets held for disposition."

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by Real Estate Services VII, Inc. and its affiliates in servicing the Partnership to the extent permitted by the Partnership agreement. In prior years, affiliates of Real Estate Services VII, Inc. had voluntarily absorbed these expenses.


Part I, Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Liquidity and Capital Resources

The General Partners have engaged real estate brokers to assist with the marketing of Swenson Business Park - Building C in San Jose, California and Maitland Center Office Building C in Orlando, Florida. Additionally, the General Partners have decided to market Two Financial Centre for sale and are currently in the process of selecting a brokerage company. The General Partners currently anticipate that the sale of all of the Partnership's properties will be completed in 1997. Accordingly, the properties have been reclassified on the consolidated balance sheet as "Real estate assets held for disposition."

The Partnership had cash and cash equivalents at May 31, 1997 of $1,813,766, compared to $1,739,498 at November 30, 1996. The increase is the result of net cash provided by operations in the amount of $965,145 less cash distributions totaling $858,586 and capital expenditures in the amount of $32,291. The Partnership also had a restricted cash balance of $166,907 at May 31, 1997 which is primarily comprised of security deposits. The Partnership expects sufficient cash flow from operations to be generated from the properties to meet its future operating requirements.

Rent and other receivables totaled $179,718 at May 31, 1997, compared to $134,924 at November 30, 1996. The increase is mainly due to the timing of rental payments at Maitland Center Office Building C and Two Financial Centre. Prepaid expenses decreased to $5,745 at May 31, 1997 from $312,834 at November 30,1996. Deferred rent receivable decreased to $0 at May 31, 1997 from $135,289 at November 30, 1996. The decreases are due to the classification of the properties on the consolidated balance sheet as "Real estate assets held for disposition."

Accounts payable and accrued expenses totaled $312,221 at May 31,1997 compared to $405,275 at November 30, 1996. The decrease is primarily due to the timing of payments for real estate taxes for all of the Partnership's properties, and a decrease in prepaid rent at Maitland Center Office Building C. Due to affiliates totaled $114,803 at May 31, 1997, compared to $42,846 at November 30, 1996, primarily reflecting the accrual for reimbursement of certain expenses incurred by Real Estate Services VII, Inc. in servicing the Partnership, as described below under "Results of Operations."

During the second quarter of 1997, two new leases were executed totaling 2,593 square feet at Two Financial Centre and one renewal totaling 1,586 square feet. However, two tenants leasing a total of 2,136 square feet terminated their leases and vacated the premises during the period. As a result, the property remained 77% leased at May 31, 1997.

The occupancy rate at Maitland Center Office Building C decreased to 96% at May 31, 1997 as a 3,388 square foot tenant vacated its space in May 1997 upon expiration of its lease. Three leases totaling 16,269 square feet are scheduled to expire during the remainder of fiscal 1997.

A cash distribution of $4.25 per Unit was declared for the quarter ended May 31, 1997 and will be paid on or about July 15,1997 1997. The distribution will be funded from the Partnership's operations and was declared after a review of the Partnership's current cash position and its anticipated cash needs for the remainder of 1997. The timing and amount of future cash distributions will be determined quarterly by the General Partners.

Results of Operations

The Partnership's operations resulted in net income of $312,435 and $499,089 for the three and six months ended May 31, 1997, respectively, compared with $195,777 and $373,417 for the corresponding periods in fiscal 1996. The higher net income for the three- and six-month periods in 1997 is primarily attributable to higher rental income and lower depreciation and amortization expense, which were partially offset by higher general and administrative expenses.

Rental income totaled $917,805 and $1,852,788 for the three and six months ended May 31, 1997, compared with $902,313 and $1,776,249 for the same periods in 1996. The increases in 1997 are primarily attributable to higher average occupancy at Maitland Center Office Building C. Interest income totaled $22,339 and $43,239 for the three and six months ended May 31, compared with $32,216 and $63,858 for the respective 1996 periods, reflecting lower average cash balances in 1997.

Property operating expenses totaled $348,382 and $707,317 for the three and six months ended May 31, 1997 compared with $344,864 and $683,518 for the corresponding periods in 1996. The increases are primarily due to higher repairs and maintenance expenses and leasing commissions at Maitland Center Office Building C.

Depreciation and amortization expenses totaled $143,344 and $490,359 for the three and six months ended May 31, 1997 compared with $337,383 and $678,322 for the corresponding periods in 1996. The decreases are due to the on-going efforts to sell the Partnership's properties.

General and administrative expenses (affiliates) for the three and six months ended May 31, 1997 were $86,342 and $95,626, respectively, compared with $6,178 and $18,212, respectively, for the same periods in 1996. During the 1997 period, certain expenses incurred by Real Estate Services VII, Inc. and its affiliates in servicing the Partnership, which were voluntarily absorbed by affiliates of Real Estate Services VII, Inc. in prior periods, were accrued to be reimbursed to Real Estate Services VII, Inc. and its affiliates.

As of May 31, 1997, lease levels at each of the properties were as follows: Two Financial Centre - 77%; Maitland Center Office Building C - 96%; and Swenson Business Park-Building C - 100%.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                       (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended May 31, 1997.

                           SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         COMMERCIAL PROPERTIES 2, L.P.

                    BY:  Real Estate Services VII, Inc.
                         General Partner

Date: July 15, 1997 BY:  /s/Mark Marcucci
                          President