Form 10-Q
period 1997-08-31
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1997-10-15
CIK 706003

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

                 For the Quarterly Period Ended August 31, 1997

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11763


                         COMMERCIAL PROPERTIES 2, L.P.
                    ---------------------------------------
              Exact Name of Registrant as Specified in its Charter


         Virginia                                          13-3130258
    ------------------                                --------------------
State or Other Jurisdiction                  I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                         10285
--------------------------------------                       --------
Address of Principal Executive Offices                       Zip Code

                                 (212) 526-3237
                            ------------------------
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                          ---


Consolidated Balance Sheets                   At August 31,     At November 30,
                                                      1997                1996
Assets
Real estate, at cost:
  Land                                         $         -         $ 5,216,878
  Buildings and improvements                             -          24,607,258
                                                         -          29,824,136
  Less accumulated depreciation                          -         (11,944,782)
                                                         -          17,879,354
Real estate assets held for disposition         17,824,735                   -
Cash and cash equivalents                        1,594,780           1,739,498
Restricted cash                                    167,608             166,795
Rent and other receivables, net of allowance for
  doubtful accounts of $7,275 in 1997 and 1996     193,714             134,924
Prepaid expenses, net of accumulated amortization
  of $1,182,166 in 1996                             58,240             312,834
Deferred rent receivable                                 -             135,289
        Total Assets                           $19,839,077         $20,368,694

Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses        $   352,239         $   405,275
  Due to affiliates                                 83,656              42,846
  Distribution payable                             429,293             429,293
  Security deposits payable                        160,464             157,126
        Total Liabilities                        1,025,652           1,034,540

Partners' Capital (Deficit):
  General Partners                                (238,438)           (233,230)
  Limited Partners (100,000 units outstanding)  19,051,863          19,567,384
        Total Partners' Capital                 18,813,425          19,334,154
Total Liabilities and Partners' Capital        $19,839,077         $20,368,694



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended August 31, 1997
                                        General         Limited
                                       Partners        Partners          Total
Balance at November 30, 1996          $(233,230)    $19,567,384    $19,334,154
Net income                                7,672         759,478        767,150
Distributions                           (12,879)     (1,275,000)    (1,287,879)
Balance at August 31, 1997            $(238,437)    $19,051,862    $18,813,425



Consolidated Statements of Operations
                                          Three months         Nine months
                                         ended August 31,    ended August 31,
                                          1997     1996      1997        1996
Income
Rental                                  $864,550 $950,369 $2,717,338 $2,726,618
Interest                                  21,892   31,344     65,131     95,202
Other                                      1,107    2,146     15,239      3,942
        Total Income                     887,549  983,859  2,797,708  2,825,762

Expenses
Property operating                       536,345  398,337  1,243,662  1,081,855
Depreciation and amortization                  -  344,326    490,359  1,022,648
General and administrative - other        67,767   49,035    185,535    137,469
General and administrative - affiliates   15,376    5,859    111,002     24,071
        Total Expenses                   619,488  797,557  2,030,558  2,266,043
        Net Income                      $268,061 $186,302 $  767,150 $  559,719

Net Income Allocated:
To the General Partners                 $  2,681 $  1,863 $    7,672 $    5,597
To the Limited Partners                  265,380  184,439    759,478    554,122
                                        $268,061 $186,302 $  767,150 $  559,719
Per limited partnership unit
(100,000 outstanding)                      $2.65    $1.84      $7.59      $5.54


Consolidated Statements of Cash Flows
For the nine months ended August 31,                        1997         1996
Cash Flows From Operating Activities:
Net income                                              $767,150     $559,719
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                          442,075      922,193
   Amortization                                           48,284      100,455
   Increase in cash arising from changes in
   operating assets and liabilities:
        Restricted cash                                     (813)      11,693
        Rent and other receivables                       (58,790)     (20,385)
        Prepaid expenses                                 (18,163)     (75,301)
        Deferred rent receivable                           4,597       30,855
        Accounts payable and accrued expenses            (53,036)     147,330
        Due to affiliates                                 40,810        2,905
        Security deposits payable                          3,338         (109)
Net cash provided by operating activities              1,175,452    1,679,355
Cash Flows From Investing Activities:
Additions to real estate                                 (32,291)    (165,213)
Net cash used for investing activities                   (32,291)    (165,213)
Cash Flows From Financing Activities:
Cash distributions                                    (1,287,879)  (2,283,586)
Net cash used for financing activities                (1,287,879)  (2,283,586)
Net decrease in cash and cash equivalents               (144,718)    (769,444)
Cash and cash equivalents, beginning of period         1,739,498    2,461,901
Cash and cash equivalents, end of period              $1,594,780   $1,692,457

Supplemental Schedule of Non-Cash Investing Activities:
Write-off of fully depreciated tenant improvements    $   10,666   $  264,136

Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partners' intent to sell the properties in 1997, deferred rent receivable and prepaid leasing commissions in the amounts of $130,692 and $224,473, respectively, were reclassified to Real estate assets held for disposition.



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1997 and the results of operations for the three and nine months ended August 31, 1997 and 1996 and the consolidated statements of cash flows and partners' capital (deficit) for the nine months ended August 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

On September 26, 1997, the Partnership executed an agreement to sell Swenson Business Center - Building C to an unaffiliated third party for proceeds which exceed the property's appraised value of $8,700,000 at November 30, 1996, subject to adjustments and prorations for closing costs. The closing is scheduled to occur on or about October 31, 1997. The prospective sale is subject to the purchaser completing its due diligence and, accordingly, there can be no assurance that the sale will close.

The Partnership has accepted one of the offers made for Maitland Center Office Building C and is currently negotiating the terms of a contract of sale with the prospective purchaser of the property. There can be no assurance that the negotiations will result in the execution of a contract of sale.

The General Partners have decided to market Two Financial Centre for sale and are in the process of selecting a real estate brokerage company. The General Partners currently anticipate that the sale of such property will be completed in the first half of 1998. Accordingly, all of the properties have been reclassified on the consolidated balance sheet as "Real estate assets held for disposition."

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


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

On September 26, 1997, the Partnership executed an agreement to sell Swenson Business Park - Building C to an unaffiliated third party for proceeds, which exceed the property's appraised value of $8,700,000 at November 30, 1996, subject to adjustments and prorations for closing costs. The closing is scheduled to occur on or about October 31, 1997. The prospective sale is subject to the purchaser completing its due diligence and, accordingly, there can be no assurance that the sale will close. The General Partners currently anticipate paying a special cash distribution to the Limited Partners after the sale is completed. Additionally, the Partnership has accepted one of the offers made for Maitland Center Office Building C and is currently negotiating the terms of a contract of sale with the prospective purchaser of the property. There can be no assurance that the negotiations will result in the execution of a contract of sale.

With respect to Two Financial Centre, the General Partners are in the process of selecting a real estate brokerage firm to assist with the marketing of the property. It is anticipated that such property will be sold in the first half of 1998. Accordingly, the properties have been reclassified on the consolidated balance sheet as "Real estate assets held for disposition."

The Partnership had cash and cash equivalents at August 31, 1997, of $1,594,780 compared to $1,739,498 at November 30, 1996. The decrease is the result of net cash provided by operations in the amount of $1,175,452 less cash distributions totaling $1,287,879 and capital expenditures in the amount of $32,291. The Partnership also had a restricted cash balance of $167,608 at August 31, 1997, which is primarily comprised of security deposits.

Rent and other receivables totaled $193,714 at August 31, 1997, compared to $134,924 at November 30, 1996. The increase is primarily attributable to the timing of rental payments at Maitland Center Office Building C and Two Financial Centre. Prepaid expenses decreased to $58,240 at August 31, 1997, from $312,834 at November 30, 1996, and deferred rent receivable decreased to $0 at August 31, 1997, from $135,289 at November 30, 1996. The decreases are due to the reclassification of the properties on the consolidated balance sheet as "Real estate assets held for disposition."

Accounts payable and accrued expenses totaled $352,239 at August 31, 1997, compared to $405,275 at November 30, 1996. The decrease is primarily due to prepaid rent at Two Financial Centre and the timing of payments for partnership servicing fees. Due to affiliates totaled $83,656 at August 31, 1997, compared to $42,846 at November 30, 1996, primarily reflecting the accrual for reimbursement of certain expenses incurred by Real Estate Services VII, Inc. in servicing the Partnership, as described below under "Results of Operations."

At Two Financial Centre, during the fiscal third quarter of 1997, one new lease and one lease renewal were executed totaling 2,515 square feet and 1,477 square feet, respectively. As a result, the property was 79% leased at August 31, 1997. During the remainder of fiscal 1997, one lease totaling 777 square feet is scheduled to expire.

On or about October 17, 1997, the Partnership will pay a third quarter cash distribution from operations in the amount of $4.25 per Unit. The timing and amount of future cash distributions will be determined quarterly and will depend on the adequacy of the Partnership's cash flow from operations and cash reserve requirements. Once the anticipated sale of Swenson Business Park - Building C is completed, quarterly cash distributions from operations will be reduced or suspended to reflect the corresponding reduction in the Partnership's cash flow.

Results of Operations

The Partnership's operations resulted in net income of $268,061 and $767,150 for the three and nine months ended August 31, 1997, respectively, compared with $186,302 and $559,719 for the corresponding periods in fiscal 1996. The increase in net income for the three- and nine-month periods in 1997 is primarily attributable to lower depreciation and amortization expense, partially offset by higher property operating expenses and general and administrative expenses.

Rental income totaled $864,550 and $2,717,338 for the three and nine months ended August 31, 1997, compared with $950,369 and $2,726,618 for the same periods in 1996. The decreases in 1997 are primarily attributable to lower average occupancy at Two Financial Centre. Interest income totaled $21,892 and $65,131 for the three and nine months ended August 31, 1997, compared with $31,344 and $95,202 for the respective 1996 periods, reflecting lower average cash balances in 1997.

Property operating expenses totaled $536,345 and $1,243,662 for the three and nine months ended August 31, 1997, compared with $398,337 and $1,081,855 for the corresponding periods in 1996. The increases are primarily due to higher repairs and maintenance expenses at Maitland Center Office Building C and Two Financial Centre.

Depreciation and amortization expenses totaled $0 and $490,359 for the three and nine months ended August 31, 1997, compared with $344,326 and $1,022,648 for the corresponding periods in 1996. The decreases are due to the reclassification of the Partnership's properties as "Real estate assets held for disposition."

General and administrative expenses (other) totaled $67,767 and $185,535 for the three and nine months ended August 31, 1997, respectively, compared with $49,035 and $137,469, respectively, for the same periods in 1996. The increases are primarily due to higher partnership servicing fees and legal costs associated with the anticipated sale of Swenson Business Park - Building C.

General and administrative expenses (affiliates) for the three and nine months ended August 31, 1997 were $15,376 and $111,002, respectively, compared with $5,859 and $24,071, respectively, for the same periods in 1996. During the 1997 periods, certain expenses incurred by Real Estate Services VII, Inc. and its affiliates in servicing the Partnership, which were voluntarily absorbed by affiliates of Real Estate Services VII, Inc. in prior periods, were accrued to be reimbursed to Real Estate Services VII, Inc. and its affiliates.

As of August 31, 1997, lease levels at each of the properties were as follows:
Two Financial Centre -79%, Maitland Centre Office Building C -96%, Swenson Business Park - Building C -100%.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended August 31, 1997.



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



                                 COMMERCIAL PROPERTIES 2, L.P.

                            BY:  Real Estate Services VII, Inc.
                                 General Partner



Date:     October 15, 1997       BY:  /s/Mark J Marcucci
                                      President and Chief Financial Officer