Form 10-K
period 1997-11-30
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1998-03-02
CIK 706003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

             For the fiscal year ended: November 30, 1997
                                   OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                   Commission file number:  0-11763


                     COMMERCIAL PROPERTIES 2, L.P.
             (formerly Hutton/GSH Commercial Properties 2)
         Exact name of registrant as specified in its charter


           Virginia                                     13-3130258
State or other jurisdiction of incorporation  I.R.S.Employer Identification No.

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

Portions of Parts I, II and IV are incorporated by reference to the registrant's Annual Report to Unitholders for the year ended
November 30, 1997 filed as an exhibit under Item 14.

                                 PART I

Item 1.  Business

(a) General Development of Business

Commercial Properties 2, L.P. (the "Registrant" or the "Partnership") (formerly known as Hutton/GSH Commercial Properties 2) is a Virginia limited partnership organized pursuant to a Certificate and Agreement of Limited Partnership dated September 1, 1983, of which Real Estate Services VII, Inc. ("RE Services"), formerly Hutton Real Estate Services VII, Inc. (see Item 10. "Certain Matters Involving Affiliates"), and HS Advisors III, Ltd. ("HS Advisors") are the general partners (collectively, the "General Partners"). Commencing June 3, 1983, the Registrant began offering through E.F. Hutton & Company Inc. up to a maximum of 100,000 units of limited partnership interests (the "Units") at $500 per Unit. The Units were registered under the Securities Act of 1933, as amended, under Registration Statement No. 2-79072, which Registration Statement was declared effective on June 3, 1983. The offering of Units was terminated on September 1, 1983. Upon the termination of the offering, the Registrant had accepted subscriptions for 100,000 Units for an aggregate of $50,002,000, including the General Partners' capital contributions. As of November 30, 1997, all of the proceeds available for investment in real estate have been invested.

Since the inception of operations, the Registrant has acquired and disposed of an interest as the general partner in the following limited partnerships: (i) 14800 Quorum Associates, Ltd., a Texas limited partnership formed to own and operate the Quorum I Office Building in Dallas, Texas; (ii) First Trade Center Office Associates, a Maryland limited partnership formed to own and operate the Maryland Trade Center Building II; in Greenbelt, Maryland and (iii) Gamma Building Associates Joint Venture, a California joint venture partnership formed to own and operate Swenson Business Park - Building C in San Jose, California. The Registrant had also acquired interests in the following joint ventures: (i) Two Financial Centre Associates Joint Venture, an Arkansas joint venture partnership formed to own and operate Two Financial Centre in Little Rock, Arkansas; (ii) Maitland Building C Joint Venture, a Florida joint venture partnership formed to own and operate Maitland Center Office Building C in Maitland, Florida. For further descriptions of the properties, see Note 5 "Real Estate Investments" of the Notes to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1997 filed as an exhibit under Item 14. (The two buildings described immediately above are collectively referred to herein as the "Properties").

(b) Financial Information About Industry Segment

The Registrant's sole business is the ownership and operation of the Properties. All of the Registrant's revenues, operating profit or losses and assets relate solely to such industry segment.

(c) Narrative Description of Business

Incorporated by reference to Note 1 "Organization" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended November 30, 1997 filed as an exhibit under Item 14.

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) are:

1)  Capital appreciation;

2) Distributions of net cash from operations attributable to rental income; and

3)  Preservation and protection of capital.

Distributions of net cash from operations are the Registrant's objective's during its operational phase, while the preservation and appreciation of capital are the Registrant's long-term objectives. Information regarding future distributions is incorporated by referenced to the section entitled Message to Investors in the Partnership's Annual Report to Unitholders for the year ended November 30, 1997 filed as an exhibit under Item
14. The attainment of the Registrant's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Properties are located, especially with regard to achievement of capital appreciation.

The Registrant expects to sell its Properties in fiscal 1998, taking into consideration such factors as market conditions, leasing conditions, net sales proceeds to be realized, and the possible risks of continued ownership. No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the Properties will be distributed to the partners to the extent there is sufficient working capital to meet future operating expenses of the Partnership. As part of the payment for Properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in net proceeds from sale or refinancing (distributable to the partners) until such obligations are realized in cash, sold or otherwise liquidated.

On July 31, 1989, First Trade Center Office Associates Limited Partnership sold the Maryland Trade Center II property to an unaffiliated pension fund for an aggregate sale price of $22,400,000. First Trade Center Office Associates was composed of the Registrant and the developer of the property (the "Joint Venture Partner"). The Registrant received proceeds in the amount of $17,427,548, representing the total sales price net of closing costs and distributions made to the Joint Venture Partner. In addition, the Registrant received $208,982 which represented cash held at the property level.

During 1989, the Registrant loaned $7,201,320 in the form of a demand promissory note to the Two Financial Centre Associates Joint Venture ("TFC") in which the Registrant is the managing venturer. The note was issued to enable TFC to pay the mortgage on Two Financial Centre, which had been accelerated, and to prevent foreclosure by the lender. On September 17, 1990, the demand promissory note was reissued in the principal amount of $7,383,033 which includes the original principal of $7,201,320 and accrued interest of $181,713. Information pertaining to the loan to TFC is incorporated herein by reference to
Note 6 "Loan to Two Financial Centre Joint Venture" of the Notes to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1997 filed as an exhibit under Item 14.

On April 4, 1991, the Registrant purchased the 2.5% joint venture interest held by Boyle Investment Company, successor-in-interest to Boyle Investment Company of Florida, Inc., in the Maitland Building C Joint Venture. As a result of this transaction, the Maitland property, previously owned by the Maitland Building C Joint Venture, became wholly-owned by the Partnership.

On November 10, 1997, the Partnership closed on the sale of Swenson Business Park - Building C (the "Swenson Property"). The Swenson Property was sold for net proceeds of $10,351,554 to WW&LJ Gateways, LTD. (the "Swenson Buyer"), which is unaffiliated with the Partnership. A complete description of the sale of the property and distribution of proceeds is referred to in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", contained herein.

On December 19, 1997, the Partnership closed on the sale of Maitland Center Office Building C (the "Maitland Property"). The Maitland Property was sold for net proceeds of $8,762,318 to CMD Realty Investment Fund III, L.P., an Illinois limited partnership (the "Maitland Buyer"), which is unaffiliated with the Partnership. A complete description of the sale of the property and distribution of proceeds is referred to in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", contained herein.

The Partnership is in the process of selecting a real estate brokerage firm to assist with the efforts in marketing for sale the Partnership's sole remaining property, Two Financial Centre.

(d) Competition

Two Financial Centre is subject to competition from similar types of properties located in the same vicinity. The business of owning and operating commercial office buildings in the area where Two
Financial Centre is located is highly competitive, and the Partnership competes with a number of established companies, some of which have greater resources than the Partnership. For a discussion of current commercial real estate market conditions in the Little Rock area, see the section entitled Message to Investors in the Partnership's Annual Report to Unitholders for the year ended November 30, 1997 filed as an exhibit under Item 14.

(e) Employees

The Registrant has no employees.


Item 2.  Properties

A description of the Partnership's remaining property, Two Financial Centre, and its material leases is incorporated herein by reference to the section entitled Message to Investors in the Partnership's Annual Report to Unitholders for the year ended November 30, 1997, filed as an exhibit under Item 14, Note 5 "Real Estate Investments" and Note 7 "Rental Income Under Operating Leases" of the Notes to the Consolidated Financial Statements.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of 1997.


                                PART II


Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a) Market Information

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b) Holders

As of November 30, 1997, the number of holders of Units was 3,577.

(c) Distributions

Cash distributions paid to the Limited Partners for the two years ended November 30, 1997 are incorporated herein by reference to the section entitled Message to Investors in the Partnership's Annual Report to Unitholders for the year ended November 30, 1997 filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled Financial Highlights of the Partnership's Annual Report to Unitholders for the year ended November 30, 1997 filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On November 10, 1997, the Partnership closed on the sale of Swenson Business Park - Building C (the "Swenson Property"). The Swenson Property was sold for net proceeds of $10,351,554 to WW&LJ Gateways, LTD (the "Swenson Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Swenson Buyer. The transaction resulted in a gain on sale of $4,756,962, which is reflected in the Partnership's statement of operations for the period ending November 30, 1997. On December 19, 1997, the Partnership closed on the sale of Maitland Center Office Building C (the "Maitland Property"). The Maitland Property was sold for net proceeds of $8,762,318 to CMD Realty Investment Fund III, L.P., an Illinois limited partnership (the "Maitland Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Maitland Buyer. The transaction resulted in a gain on sale of approximately $3.2 million, which will be reflected in the Partnership's statement of operations for the period ending February 28, 1998.

In addition, the Partnership is in the process of selecting a real estate brokerage firm to assist with the efforts in marketing for sale the Partnership's sole remaining property, Two Financial Centre.
While it is currently anticipated that the property will be sold and the Partnership liquidated in 1998, there can be no assurance that the property will be sold within this time frame, or that any sale, if completed, will result in a particular price.

The Partnership had cash and cash equivalents at November 30, 1997 of $11,803,602 as compared with $1,739,498 at November 30, 1996. The increase is primarily a result of the net proceeds received from the sale of the Swenson Property on November 10, 1997, in excess of cash distributions. Net cash provided by operations totaled $1,462,013 for the year ended November 30, 1997 as compared with $2,265,698 for the year ended November 30, 1996. The decrease is primarily attributable to the sale of the Swenson Property and higher property operating and general and administrative expenses. The Partnership had a restricted cash balance of $65,600 at November 30, 1997 as compared with $166,795 for the year ended November 30, 1996. The decrease is primarily due to the transfer of tenant security deposits in connection with the sale of the Swenson Property. Prepaid expenses decreased to $16,811 at November 30, 1997 as compared with $312,834 at November 30, 1996, primarily due to the reclassification of the Partnership's properties to "Real estate assets held for disposition" and the subsequent sale of the Swenson Property . Deferred rent receivable totaled $0 at November 30, 1997 as compared with $135,289 at November 30, 1996. The decrease is attributable to the reclassification of the Partnership's properties to "Real estate assets held for disposition."

Accounts payable and accrued expenses decreased to $323,179 at November 30, 1997 as compared to $405,275 a year earlier, primarily due to the timing of payments.

A discussion of material leases at the Partnership's remaining property, Two Financial Centre, is incorporated herein by reference to the section entitled Message to Investors contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1997 filed as an exhibit under Item 14.

The Partnership paid or declared cash distributions to the Limited Partners of $120.52 per Unit for the year ended November 30, 1997, which includes net proceeds from the sale of the Swenson Property in the amount of $103.52 per Unit. Subsequent to November 30, 1997, the Partnership also paid a cash distribution to Limited Partners resulting from the net proceeds from the sale of the Maitland Property in the amount of $87.62 per Unit. Further details regarding cash distributions are incorporated herein by reference to the section entitled Message to Investors contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1997 filed as an exhibit under Item 14. Distribution payable at November 30, 1997 of $10,780,847 represents an accrual of distribution proceeds from the sale of the Swenson Property, as well as 1997 fourth quarter cash flow.

Results of Operations

1997 Versus 1996

Partnership operations resulted in net income of $5,842,012 for the year ended November 30, 1997 as compared to $739,910 for the year ended November 30, 1996. The increase is primarily due to a gain on the sale of the Swenson Property in 1997. Excluding the gain, operating income totaled $1,085,050 in fiscal 1997 compared to $739,910 for the year ended November 30, 1996. The increase is primarily due to a decrease in depreciation expense, due to the reclassification of the Partnership's properties to "Real estate assets held for disposition", which was partially offset by a decrease in total income and an increase in other expenses.

Rental income decreased to $3,471,538 for the year ended November 30, 1997 from $3,660,110 for the same period in 1996, primarily due to lower occupancy levels at Two Financial Centre and Maitland Center Office Building C and the sale of the Swenson Property in 1997.

Property operating expenses increased to $1,642,425 for the year ended November 30, 1997, from $1,447,759 a year earlier, primarily due to capital improvements being expensed due to the reclassification on the Partnership's properties as "Real estate assets held for disposition." Depreciation and amortization decreased to $490,359 for the year ended November 30, 1997 versus $1,369,375 for the year ended November 30, 1996, due to the reclassification on the Partnership's properties as "Real estate assets held for disposition."

General and administrative expenses (other) totaled $255,872 for the year ended November 30, 1997 compared to $185,513 for the same period in 1996. The increase is primarily due to higher partnership servicing fees and legal costs associated with the sale of Swenson Business Park - Building C in 1997 and the impending sale of Maitland Centre Office Building C in December 1997.

General and administrative expenses (affiliates) for the year ended November 30, 1997, totaled $156,766 compared with $38,395, for the same period in 1996. During the 1997 period, certain expenses incurred by Real Estate Services VII, Inc. and its affiliates in servicing the Partnership, which were voluntarily absorbed by affiliates of Real Estate Services VII, Inc. in prior periods, were reimbursable to Real Estate Services VII, Inc. and its affiliates.

As of November 30, 1997, the occupancy level at Two Financial Centre was 76%. As discussed above, Maitland Center Office Building C was sold on December 19, 1997.

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

Property operating expenses totaled $1,447,759 for the year ended November 30, 1996, largely unchanged from $1,465,964 a year earlier. Depreciation and amortization totaled $1,369,375 for the year ended November 30, 1996 versus $1,347,080 for the year ended November 30, 1995.

As of November 30, 1996, occupancy levels at each of the properties were as follows: Two Financial Centre - 97%; Maitland Center Office Building C - 100%; and Swenson Business Park, Building C - 100%.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1997 filed as an exhibit under Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                               PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers and directors. Real Estate Services VII, Inc. and HS Advisors III, Ltd., the co-General Partners of the Registrant, jointly manage and control the affairs of the Registrant and have general responsibility and authority in all matters affecting its business.

The directors and executive officers of Real Estate Services VII, Inc. and HS Advisors III, Ltd., are listed respectively below:

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

      Name                Office
      Rocco F. Andriola   Director
      Jeffrey C. Carter   Director, President and Chief Financial Officer
      Michael T. Marron   Vice President

Rocco F. Andriola, 39, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Jeffrey C. Carter, 52, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Michael T. Marron, 34, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany and an M.B.A. degree from Columbia University and is a Certified Public Accountant.

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

      Name                   Office
      Mark P. Mikuta         President
      Donald T. Herrick, Jr. Vice President and Treasurer
      Julie R. Adie          Vice President and Secretary

Mark P. Mikuta, 44, is Senior Vice President of Goodman Segar Hogan, Inc. and is Vice President and Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner
(CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Donald T. Herrick, Jr., 54, is President of Goodman Segar Hogan, Inc. He is also President of Dominion Lands, Inc. and Vice President of Dominion Capital, Inc., both of which are wholly-owned subsidiaries of Dominion Resources, Inc. Mr. Herrick joined Dominion Resources in 1970. He earned a Bachelor of Business Administration degree from the University of Michigan in 1965 and a Masters of Business Administration from American University in 1969. Mr. Herrick has completed all course work towards the M.A.I. designation.

Julie R. Adie, 43, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

(a)  Security Ownership of Certain Beneficial Owners

No person (including any "group" as that term is used in Section
13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of November 30, 1997.

(b)  Security Ownership of Management

No officer or director of the General Partners beneficially owned or owned of record directly or indirectly any Units of the Registrant as of November 30, 1997.

(c)  Changes In Control

None.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, $58,420 of the Registrant's net income was allocated to the General Partners ($29,210 to RE Services and $29,210 to HS Advisors) for the year ended November 30, 1997. For a description of the share of Net Cash from Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 75 through 78 of the Prospectus of Registrant dated June 3, 1983 (the "Prospectus"), contained in Amendment No. 2 to Registrant's Registration Statement No. 2-79072, under the section captioned "Profits and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

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

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain of their affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group (formerly The Shareholder Services Group) ("FDISG") provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of one of the General Partners. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation ("SDC"). Both FDISG and SDC are unaffiliated companies. Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by Real Estate Services VII, Inc. and its affiliates in servicing the Partnership to the extent permitted by the Partnership Agreement. Such amounts totaled $120,933 for the fiscal year ended November 30, 1997. In prior years, affiliates of Real Estate Services VII, Inc. had voluntarily absorbed these expenses. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated herein by reference to Note 4 "Transactions with Related Parties" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1997, filed as an exhibit under Item 14.

                               PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K

  (a)  The following documents are filed as part of this report:

                                                                   Page
                                                                  Number
  (1)  Financial Statements:

       Report of Independent Auditors                               (1)

       Consolidated Balance Sheets -
       At November 30, 1997 and 1996                                (1)

       Consolidated Statements of Partners'
       Capital (Deficit) -For the years ended
       November 30, 1997, 1996 and 1995                             (1)

       Consolidated Statements of Operations -
       For the years ended November 30, 1997, 1996 and 1995         (1)

       Consolidated Statements of Cash Flows -
       For the years ended November 30, 1997, 1996 and 1995         (1)

       Notes to the Consolidated Financial Statements               (1)

  (2)  Financial Statement Schedules:

       Schedule III - Real Estate and Accumulated Depreciation      F-1

       No other schedules are presented because either the information is not applicable or is included in the consolidated financial statements or notes thereto.

  (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1997, which is filed as an exhibit under Item 14.

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

(10)(C) Agreements relating to Maryland Trade Center Building II (included as, and incorporated herein by reference to, Exhibit (10)(C) to the Registrant's Annual Report on Form 10-K filed February 28, 1985 (the "1984 Annual Report").

(10)(D)  Funding Commitment relating to Swenson Business Park
         Building C (included as, and incorporated herein by reference to, Exhibit (10)(D) to the 1984 Annual Report).

(10)(E) Agreements relating to Two Financial Centre Office Building (included as, and incorporated herein by reference to, Exhibit (10)(E) to the 1984 Annual Report).

(13)     Annual Report to the Unitholders for the year ended November
         30, 1997.

(23)     Consent of Independent Auditors

(27)     Financial Data Schedule

(28)     Portions of Prospectus of Registrant dated June 3, 1983
         (included as, and incorporated herein by reference to, Exhibit (28) to the Registrant's Annual Report on Form 10-K filed February 27, 1988).

(b)(3)   Reports on Form 8-K:

         On January 8, 1998 the Partnership filed a Form 8-K reporting that on November 10, 1997, the Partnership executed a sale of Swenson Business Park - Building C.

         On January 2, 1998 the Partnership filed a Form 8-K reporting that on December 19, 1997, the Partnership executed a sale of Maitland Center Office Building C.



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


                         COMMERCIAL PROPERTIES 2, L.P.

                         BY:  HS Advisors III, Ltd.
                              General Partner

                         BY:  Hogan Stanton Investment, Inc.
                              General Partner



Date:February 27, 1998   BY:    /s/Mark P. Mikuta
                                Mark P. Mikuta
                                President


                         BY:  Real Estate Services VII, Inc.
                              General Partner


Date:February 27, 1998   BY:    /s/Jeffrey C. Carter
                                Jeffrey C. Carter
                                Director, President and Chief
                                Financial Officer


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.

                         REAL ESTATE SERVICES VII, INC.
                         A General Partner




Date:February 27, 1998   BY:  /s/Rocco F. Andriola
                              Rocco F. Andriola
                              Director



Date:February 27, 1998   BY:  /s/Jeffrey C. Carter
                              Jeffrey C. Carter
                              Director, President and Chief
                              Financial Officer


Date:February 27, 1998
                         BY:  /s/Michael T. Marron
                              Michael T. Marron
                              Vice President


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                         HS ADVISORS III, LTD.
                         A General Partner


Date:February 27, 1998
                         BY:  /s/Mark P. Mikuta
                              Mark P. Mikuta
                              President of Hogan Stanton
                              Investment, Inc., as general
                              partner of HS Advisors III, Ltd.




Date:February 27, 1998   BY:  /s/Donald T. Herrick, Jr.
                              Donald T. Herrick, Jr.
                              Vice President and Treasurer of
                              Hogan Stanton Investment, Inc.,
                              as general partner of
                              HS Advisors III, Ltd.




Date:February 27, 1998   BY:  /s/Julie R. Adie
                              Julie R. Adie
                              Vice President and Secretary of
                              Hogan Stanton Investments, Inc.
                              as general partner of
                              HS Advisors III, Ltd.