Form 10-Q
period 1998-02-28
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1998-04-14
CIK 706003

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

    X     Quarterly Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

          For the Quarterly Period Ended February 28, 1998

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
                                      Yes    X    No ____



Consolidated Balance Sheets             At February 28,      At November 30,
                                                  1998                 1997
Assets
Real estate assets held for disposition   $  7,070,337         $ 12,310,284
Cash and cash equivalents                    1,270,789           11,803,602
Restricted cash                                 20,527               65,600
Rent and other receivables, net of
 allowance for doubtful accounts of
 $109,965 and $48,670 in 1998 and 1997         138,313              180,295
Prepaid expenses, net of accumulated
 amortization of $1,230,450 in 1997              2,658               16,811
Total Assets                              $  8,502,624         $ 24,376,592

Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses    $    338,573         $    323,179
  Due to affiliates                             79,612              105,612
  Distribution payable                               _           10,780,847
  Security deposits payable                     23,090               59,514
        Total Liabilities                      441,275           11,269,152
Partners' Capital (Deficit):
  General Partners                            (154,820)            (191,982)
  Limited Partners
  (100,000 units outstanding)                8,216,169           13,299,422
        Total Partners' Capital              8,061,349           13,107,440
        Total Liabilities and
          Partners' Capital               $  8,502,624         $ 24,376,592



Consolidated Statement of Partners' Capital (Deficit)
For the three months ended February 28, 1998

                                       General         Limited
                                      Partners        Partners         Total
Balance at November 30, 1997        $ (191,982)   $ 13,299,422  $ 13,107,440
Net income                              37,162       3,679,065     3,716,227
Distributions                                _      (8,762,318)   (8,762,318)
Balance at February 28, 1998        $ (154,820)   $  8,216,169  $  8,061,349



Consolidated Statements of Operations
For the three months ended February 28,                 1998            1997
Income
 Rent                                             $  615,353      $  934,983
 Interest                                            230,607          20,900
 Other                                                 9,921          10,687
     Total income                                    855,881         966,570
Expenses
 Property operating                                  308,212         358,935
 Depreciation and amortization                             _         347,015
 General and administrative - other                   55,276          64,682
General and administrative - affiliates                8,298           9,284
     Total expenses                                  371,786         779,916
Operating income                                     484,095         186,654
Gain on sale of real estate assets                 3,232,132               _
     Net Income                                   $3,716,227      $  186,654
Net Income Allocated:
To the General Partners                           $   37,162      $    1,867
To the Limited Partners                            3,679,065         184,787
                                                  $3,716,227      $  186,654
Per limited partnership unit
(100,000 outstanding)                                 $36.79           $1.85



Consolidated Statements of Cash Flows
For the three months ended February 28,                1998             1997

Cash Flows From Operating Activities:
Net income                                      $ 3,716,227       $  186,654
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                          _          347,015
   Gain on sale of real estate assets            (3,232,132)               _
   Increase (decrease) in cash arising from
    changes in operating assets and liabilities:
        Restricted cash                              45,073            4,897
        Rent and other receivables                   41,982          (39,621)
        Prepaid expenses                             14,153           27,952
        Deferred rent receivable                          _            9,867
        Accounts payable and accrued expenses        15,394          (49,863)
        Due to affiliates                           (26,000)           3,178
        Security deposits payable                   (36,424)               _
Net cash provided by operating activities           538,273          490,079
Cash Flows From Investing Activities:
Proceeds from sale of property                    8,762,318                _
Additions to real estate                           (290,239)         (22,225)
Net cash provided by (used for)
 investing activities                             8,472,079          (22,225)
Cash Flows From Financing Activities:
Cash distributions                              (19,543,165)        (429,293)
Net cash used for financing activities          (19,543,165)        (429,293)
Net increase (decrease) in cash and
 cash equivalents                               (10,532,813)          38,561
Cash and cash equivalents, beginning of period   11,803,602        1,739,498
Cash and cash equivalents, end of period       $  1,270,789      $ 1,778,059

Supplemental Schedule of Non-Cash Investing Activities:
Write-off fully depreciated
 building improvements                         $          _      $    10,666
Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partners' intent to sell the property, real estate held for investment, deferred rent receivable and prepaid leasing commissions in the amounts of $6,799,011, 45,635, and $225,691, respectively, were reclassified to "Real estate assets held for disposition." In connection with the sale of Maitland Center Office Building C, deferred rent receivable, and prepaid leasing com-missions in the amounts of $50,555, and $65,899 were netted against Gain on sale of real estate assets.



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1998 and the results of operations and cash flows for the three months ended February 28, 1998 and 1997 and the statement of partners' capital (deficit) for the three months ended February 28, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1997 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On December 19, 1997, the Partnership closed on the sale of Maitland Center Office Building C. The Property was sold for net proceeds of $8,762,318 to CMD Realty Investment Fund III, L.P., an Illinois Limited partnership (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The transaction resulted in a gain on sale of approximately $3.2 million, which is reflected in the Partnership's statement of operations for the period ending February 28, 1998.


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

On December 19, 1997, the Partnership closed on the sale of Maitland Center Office Building C. The Property was sold for net proceeds of $8,762,318 to CMD Realty Investment Fund III, L.P., an Illinois Limited partnership (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The transaction resulted in a gain on sale of approximately $3.2 million.

The Partnership is in the process of selecting a real estate brokerage firm to assist with the efforts in marketing for sale the Partnership's sole remaining property, Two Financial Centre (the "Property"). While it is currently anticipated that the Property will be sold and the Partnership liquidated in 1998, there can be no assurance that the Property will be sold within this time frame, or that any sale, if completed, will result in a particular price.

The Partnership had cash and cash equivalents at February 28, 1998 of $1,270,789 compared with $11,803,602 at November 30,
1997. The decrease is primarily a result of the payment on February 18, 1998 of a special cash distribution, as discussed below. Primarily as a result of the sale of the Maitland Property, the following balance sheet categories decreased from November 30, 1997 to February 28, 1998: restricted cash, prepaid expenses, security deposits payable. Rent and other receivables decreased from $180,295 at November 30, 1997 to $138,313 at February 28, 1998. The decrease is primarily due to rent receivables from two tenants at the Property which were deemed to be uncollectable. Accounts payable and accrued expenses increased from $323,129 at November 30, 1997 to $338,573 at February 28, 1998. The increase is primarily due to the timing of payments for property improvements at Two Financial Center.

During the first quarter of fiscal 1998, six new leases totaling
27,223 square feet and two lease renewals totaling 3,641 square feet were executed at Two Financial Centre. One tenant representing 657 square feet, vacated the Property upon the expiration of its lease. As a result, the Property was 99% leased as of February 28, 1998 compared with 77% as of February 28, 1997. During the remainder of fiscal 1998, six leases totaling 38,339 square feet, or approximately 34% of the Property's leasable area, are scheduled to expire. Additionally, a tenant whose lease representing 29,972 square feet or 26% of the property was scheduled to expire in July 2000, notified the Partnership of its intent to exercise an early termination option within it's lease, as a result the tenant is expected to vacate the property in October 1998. The General Partners are aggressively marketing this space for lease.

On February 18, 1998, the Partnership paid a special cash distribution to Limited Partners totaling $195.39 per Unit. The distribution included the net proceeds received from the sales of the Maitland Property in the amount of $87.62 per Unit, and Swenson Business Park - Building C (the "Swenson Property") in the amount of $103.52 per Unit, plus cash flow from operations generated during the three months ended November 30, 1997 in the amount of $4.25 per Unit. In order to fund required capital improvements at the Property and maintain adequate cash reserves, cash distributions were suspended beginning with the 1998 first quarter distribution, which would have been paid on or about April 15, 1998. Once the Property is sold, the General Partners will distribute the net proceeds together with the Partnership's remaining cash reserves (after payment of or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership.

Results of Operations

Partnership operations resulted in net income of $3,716,227 for the three months ended February 28, 1998, compared to $186,654 for the three months ended February 28, 1997. The increase is primarily due to a gain on the sale of the Maitland Property of $3,232,132 in the 1998 period. Excluding this gain, operating income totaled $484,095 for the three months ended February 28, 1998. The increase in operating income is primarily due to a decrease in depreciation expense, due to the sale of the Maitland Property and the reclassification of Two Financial Centre to Real estate assets held for disposition, and an increase in interest income.

Primarily as a result of the sale of the Maitland Property and the Swenson Property, the following categories on the income statement decreased from the three months ended February 28, 1997 to the corresponding period in 1998: rental income, property operating expense, and depreciation and amortization.

Interest income totaled $230,607 for the three months ended February 28, 1998, compared with $20,900 for the corresponding period in fiscal 1997. The increase reflects the Partnership's higher average cash balance in the 1998 period due to proceeds received from the sale of the Swenson and Maitland Properties.

General and administrative expenses (other) totaled $55,276 for the three months ended February 28, 1998 compared to $64,682 for the same period a year earlier. The decrease is primarily due to lower partnership servicing fees. The decrease was partially offset by an increase in legal costs associated with the sale of the Swenson and Maitland Properties.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K:

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



                         COMMERCIAL PROPERTIES 2, L.P.

                    BY:  Real Estate Services VII, Inc.
                         General Partner



Date: April 14, 1998
                         BY:  /s/Jeffrey C. Carter
                              Jeffrey C. Carter
                              Director, President and Chief
                              Financial Officer


Date: April 14, 1998
                         BY:  /s/Michael T. Marron
                              Michael T. Marron
                              Vice President