Form 10-Q
period 1998-05-31
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1998-07-15
CIK 706003

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
    X      Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

            For the Quarterly Period Ended May 31, 1998

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

                         (212) 526-3183
       Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes    X    No ____


Consolidated Balance Sheets

                                             At May 31,      At November 30,
                                                  1998                 1997
Assets
Real estate assets held for disposition    $ 7,125,792         $ 12,310,284
Cash and cash equivalents                    1,169,638           11,803,602
Restricted cash                                 20,814               65,600
Rent and other receivables, net of
 allowance for doubtful accounts of
 $106,863 and $48,670 in 1998 and 1997         298,071              180,295
Prepaid expenses, net of accumulated
 amortization of $1,230,450 in 1997             20,162               16,811
     Total Assets                          $ 8,634,477         $ 24,376,592

Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses    $   222,231         $    323,179
  Due to affiliates                             66,646              105,612
  Distribution payable                               _           10,780,847
  Security deposits payable                     23,090               59,514
     Total Liabilities                         311,967           11,269,152
Partners' Capital (Deficit):
  General Partners                            (152,208)            (191,982)
  Limited Partners (100,000 units
   outstanding)                              8,474,718           13,299,422
     Total Partners' Capital                 8,322,510           13,107,440
     Total Liabilities and
      Partners' Capital                    $ 8,634,477         $ 24,376,592



Consolidated Statement of Partners' Capital (Deficit)
For the three months ended May 31, 1998
                                          General         Limited
                                         Partners        Partners      Total
Balance at November 30, 1997          $  (191,982)   $ 13,299,422  $13,107,440
Net income                                 39,774       3,937,614    3,977,388
Distributions                                   _      (8,762,318)  (8,762,318)
Balance at May 31, 1998               $  (152,208)   $  8,474,718  $ 8,322,510



Consolidated Statements of Operations

                          Three months ended May 31,    Six monthsended May 31,
                                   1998        1997          1998         1997
Income
Rental                        $ 460,436   $ 917,805   $ 1,075,790  $ 1,852,788
Interest                         14,217      22,339       244,824       43,239
Other                             7,257       3,445        17,177       14,132
    Total Income                481,910     943,589     1,337,791    1,910,159
Expenses
Property operating              167,573     348,382       475,785      707,317
Depreciation and amortization         _     143,344             _      490,359
General and
  administrative - other         44,878      53,086       100,154      117,768
General and
  administrative - affiliates     8,298      86,342        16,596       95,626
    Total Expenses              220,749     631,154       592,535    1,411,070
Operating Income                261,161     312,435       745,256      499,089
Gain on sale of real
  estate assets                       _           _     3,232,132            _
        Net Income            $ 261,161   $ 312,435   $ 3,977,388   $  499,089
Net Income Allocated:
To the General Partners       $   2,612   $   3,124   $    39,774   $    4,991
To the Limited Partners         258,549     309,311     3,937,614      494,098
                              $ 261,161   $ 312,435   $ 3,977,388   $  499,089
Per limited partnership unit
(100,000 outstanding)            $ 2.59      $ 3.09       $ 39.38       $ 4.94



Consolidated Statements of Cash Flows
For the six months ended May 31,                         1998            1997
Cash Flows From Operating Activities:
Net income                                        $ 3,977,388     $   499,089
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                            _         490,359
   Gain on sale of real estate assets              (3,232,132)              _
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Restricted cash                                44,786            (112)
        Rent and other receivables                   (117,776)        (44,794)
        Prepaid expenses                               (3,351)         34,332
        Deferred rent receivable                            _           4,597
        Accounts payable and accrued expenses        (100,948)        (93,054)
        Due to affiliates                             (38,966)         71,957
        Security deposits payable                     (36,424)          2,771
Net cash provided by operating activities             492,577         965,145
Cash Flows From Investing Activities:
Proceeds from sale of property                      8,762,318               _
Additions to real estate                             (345,694)        (32,291)

Net cash provided by (used for) investing
  activities                                        8,416,624         (32,291)
Cash Flows From Financing Activities:
Cash distributions                                (19,543,165)       (858,586)
Net cash used for financing activities            (19,543,165)       (858,586)
Net increase (decrease) in cash and cash
  equivalents                                     (10,633,964)         74,268
Cash and cash equivalents, beginning of period     11,803,602       1,739,498
Cash and cash equivalents, end of period         $  1,169,638    $  1,813,766
Supplemental Schedule of Non-Cash
 Investing Activities:
Write-off of fully depreciated building
 improvements                                    $          _     $    10,666

Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partners' intent to sell the Partnership's properties, real estate held for investment, deferred rent receivable and prepaid leasing commissions in the amounts of $6,799,011, $45,635, and $225,691, respectively, were reclassified to "Real estate assets held for disposition" in November of 1997. In connection with the sale of Maitland Center Office Building C, deferred rent receivable, and prepaid leasing commissions in the amounts of $50,555, and $65,899 were netted against Gain on sale of real estate assets.



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1998 and the results of operations and cash flows for the six months ended May 31, 1998 and 1997 and the statement of partners' capital (deficit) for the six months ended May 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1997 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On December 19, 1997, the Partnership closed on the sale of Maitland Center Office Building C. The Maitland Property was sold for net proceeds of $8,762,318 to CMD Realty Investment Fund III, L.P., an Illinois limited partnership (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The transaction resulted in a gain on sale of approximately $3.2 million, which is reflected in the Partnership's statement of operations for the period ending May 31, 1998.



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

The General Partners have engaged a real estate brokerage firm to assist with the efforts in marketing for sale the Partnership's sole remaining property, Two Financial Centre (the "Property"). While it is currently anticipated that the Property will be sold and the Partnership liquidated in 1998, there can be no assurance that the Property will be sold within this time frame.

The Partnership had cash and cash equivalents at May 31, 1998 of $1,169,638 compared with $11,803,602 at November 30, 1997.
The decrease is primarily a result of the payment on February 18, 1998 of a special cash distribution, as discussed below. Primarily as a result of the sale of the Maitland Property, restricted cash and security deposits payable decreased from November 30, 1997 to May 31, 1998. Rent and other receivables increased from $180,295 at November 30, 1997 to $298,071 at May 31, 1998. The increase reflects an increase in taxes receivable as a result of tax payments made pursuant to IRS Section 444 requirements, which increased due to the increase in net income from the gain on the sale of the Maitland Property. This is offset partially by rent receivables from two tenants at the Property which were deemed to be uncollectable. Accounts payable and accrued expenses decreased from $323,179 at November 30, 1997 to $222,231 at May 31, 1998. The decrease is primarily due the sale of the Maitland Property and resulting reduction in real estate taxes payable.

The Property was 99% leased as of May 31, 1998, unchanged from February 28, 1997 and up from 76% on November 30, 1997. During the remainder of fiscal 1998, one lease totaling 600 square feet, representing less than 1% of the Property's leasable area, is scheduled to expire. Additionally, a tenant whose lease representing 29,972 square feet or 26% of the property was scheduled to expire in July 2000, notified the Partnership of its intent to exercise an early termination option within it's lease, as a result the tenant is expected to vacate the property in October 1998. The General Partners are aggressively marketing this space for lease.

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

Results of Operations

Partnership operations resulted in net income of $261,161 and $3,977,388 for the three and six months ended May 31, 1998, respectively, compared with $312,435 and $499,089 for the corresponding periods in fiscal 1997. The increase for the six-month period is primarily due to a gain on the sale of the Maitland Property of $3,232,132 in the 1998 period. Excluding this gain, operating income totaled $261,161 and $745,256 for the three and six months ended May 31, 1998. The increase in operating income for the six-month period is primarily due to a decrease in depreciation expense, due to the sales of the Swenson and Maitland Properties and the reclassification of Two Financial Centre as "Real estate assets held for disposition". The increase in operating income also reflects decreases in all other expense categories, especially property operating expenses, as a result of the property sales, as well as higher interest income, due to the Partnership's higher average cash balance.

Primarily as a result of the sale of the Maitland Property and the Swenson Property, the following categories on the income statement decreased from the three and six months ended May 31, 1997 to the corresponding periods in 1998: rental income, property operating expense, and depreciation and amortization.

Interest income totaled $14,217 and $244,824 for the three and six months ended May 31, 1998, compared with $22,339 and $43,239 for the corresponding periods in fiscal 1997. The increase for the six-month period reflects the Partnership's higher average cash balance in the first quarter of 1998 due to proceeds received from the sale of the Swenson and Maitland Properties.

General and administrative expenses (other) for the three and six months ended May 31, 1998 were $44,878 and $100,154, respectively, compared with $53,086 and $117,768, respectively, for the corresponding periods in fiscal 1997. General and administrative expenses (affiliates) for the three and six months ended May 31, 1998 were $8,298 and $16,596, respectively, compared with $86,342 and $95,626, respectively, for the corresponding periods in fiscal 1997. The decreases in both categories are primarily due to lower partnership servicing fees. The decreases were partially offset by an increase in legal costs associated with the sale of the Swenson and Maitland Properties.



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K:

            No reports on Form 8-K were filed during the three months ended May 31, 1998.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         COMMERCIAL PROPERTIES 2, L.P.

                         BY:  Real Estate Services VII, Inc.
                              General Partner


Date:   July 15 , 1998   BY:  /s/Michael T. Marron
                              Michael T. Marron
                              President and Chief Financial Officer