Form 10-Q
period 1998-08-31
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1998-10-15
CIK 706003

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)
      X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
------------ Exchange Act of 1934

                 For the Quarterly Period Ended August 31, 1998

     or

             Transition Report Pursuant to Section 13 or 15(d) of the Securities ------------ Exchange Act of 1934

                 For the Transition period from ______ to ______


                         Commission File Number: 0-11763


                          COMMERCIAL PROPERTIES 2, L.P.
                          -----------------------------
              Exact Name of Registrant as Specified in its Charter


            Virginia                                      13-3130258
            --------                                      ----------
State or Other Jurisdiction of                I.R.S. Employer Identification No.
 Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                        10285
------------------------------------                        -----
    Address of Principal Executive Offices                Zip Code

                                 (212) 526-3183
                                 --------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X   No
                                  ---     ---

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS                                                  At August 31,         At November 30,
                                                                                      1998                    1997
------------------------------------------------------------------------------------------------------------------
Assets
Real estate assets held for disposition                                    $     7,162,009         $    12,310,284
Cash and cash equivalents                                                        1,408,736              11,803,602
Restricted cash                                                                     21,105                  65,600
Rent and other receivables, net of allowance for doubtful
   accounts of $61,295 in 1998 and $48,670 in 1997                                 290,304                 180,295
Prepaid expenses, net of accumulated amortization of
   $1,230,450 in 1997                                                               14,663                  16,811
------------------------------------------------------------------------------------------------------------------
        Total Assets                                                       $     8,896,817         $    24,376,592
==================================================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
   Accounts payable and accrued expenses                                   $       320,761         $       323,179
   Due to affiliates                                                                65,412                 105,612
   Distribution payable                                                                 --              10,780,847
   Security deposits payable                                                        23,090                  59,514
                                                                           ---------------------------------------
        Total Liabilities                                                          409,263              11,269,152
                                                                           ---------------------------------------
Partners' Capital (Deficit):
   General Partners                                                               (150,558)               (191,982)
   Limited Partners (100,000 units outstanding)                                  8,638,112              13,299,422
                                                                           ---------------------------------------
        Total Partners' Capital                                                  8,487,554              13,107,440
------------------------------------------------------------------------------------------------------------------
        Total Liabilities and Partners' Capital                            $     8,896,817         $    24,376,592
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the nine months ended August 31, 1998
                                                                      General           Limited
                                                                     Partners          Partners              Total
------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1997                                   $     (191,982)    $  13,299,422     $   13,107,440
Net income                                                             41,424         4,101,008          4,142,432
Distributions                                                              --        (8,762,318)        (8,762,318)
------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1998                                     $     (150,558)    $   8,638,112     $    8,487,554
==================================================================================================================



See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------
                                                Three months ended August 31,         Nine months ended August 31,
                                                       1998              1997              1998               1997
------------------------------------------------------------------------------------------------------------------
Income
Rental                                       $      486,737    $      864,550     $   1,562,527     $    2,717,338
Interest                                             14,884            21,892           259,708             65,131
Other                                                (9,696)            1,107             7,481             15,239
                                             ---------------------------------------------------------------------
        Total Income                                491,925           887,549         1,829,716          2,797,708
------------------------------------------------------------------------------------------------------------------
Expenses
Property operating                                  221,238           536,345           697,023          1,243,662
Depreciation and amortization                            --                --                --            490,359
General and administrative - other                   97,345            67,767           197,499            185,535
General and administrative - affiliates               8,298            15,376            24,894            111,002
                                             ---------------------------------------------------------------------
        Total Expenses                              326,881           619,488           919,416          2,030,558
------------------------------------------------------------------------------------------------------------------
Operating Income                                    165,044           268,061           910,300            767,150
Gain on sale of real estate assets                       --                --         3,232,132                 --
------------------------------------------------------------------------------------------------------------------
        Net Income                           $      165,044    $      268,061     $   4,142,432     $      767,150
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Net Income Allocated:
To the General Partners                      $        1,650             2,681            41,424              7,672
To the Limited Partners                             163,394           265,380         4,101,008            759,478
------------------------------------------------------------------------------------------------------------------
                                             $      165,044    $      268,061     $   4,142,432     $      767,150
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Per limited partnership unit
(100,000 outstanding)                                $ 1.63            $ 2.65           $ 41.01            $ 7.59
------------------------------------------------------------------------------------------------------------------



See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended August 31,                                                  1998                    1997
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                   $   4,142,432          $      767,150
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                                        --                 490,359
   Gain on sale of real estate assets                                           (3,232,132)                     --
   Increase (decrease) in cash arising from changes in operating assets and liabilities:
      Restricted cash                                                               44,495                    (813)
      Rent and other receivables                                                  (110,009)                (58,790)
      Prepaid expenses                                                               2,148                 (18,163)
      Deferred rent receivable                                                          --                   4,597
      Accounts payable and accrued expenses                                         (2,418)                (53,036)
      Due to affiliates                                                            (40,200)                 40,810
      Security deposits payable                                                    (36,424)                  3,338
                                                                             -------------------------------------
Net cash provided by operating activities                                          767,892               1,175,452
------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sale of property                                                   8,762,318                      --
Additions to real estate                                                          (381,911)                (32,291)
                                                                             --------------------------------------
Net cash provided by (used for) investing activities                             8,380,407                 (32,291)
------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Cash distributions                                                             (19,543,165)             (1,287,879)
                                                                             --------------------------------------
Net cash used for financing activities                                         (19,543,165)             (1,287,879)
------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                      (10,394,866)               (144,718)
Cash and cash equivalents, beginning of period                                  11,803,602               1,739,498
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                     $   1,408,736          $    1,594,780
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated building improvements                         $          --          $       10,666
------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partners' intent to sell the Partnership's properties, deferred rent receivable and prepaid leasing commissions in the amounts of $130,692 and $224,473, respectively, were reclassified to "Real estate assets held for disposition."
------------------------------------------------------------------------------------------------------------------



See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

        The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1998 and the results of operations and cash flows for the nine months ended August 31, 1998 and 1997 and the statement of partners' capital (deficit) for the nine months ended August 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

        Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

        The following significant event has occurred subsequent to fiscal year 1997 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

        On December 19, 1997, the Partnership closed on the sale of Maitland Center Office Building C (the "Maitland Property"). The Maitland Property was sold for net proceeds of $8,762,318 to CMD Realty Investment Fund III, L.P., an Illinois limited partnership (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The transaction resulted in a gain on sale of approximately $3.2 million, which is reflected in the Partnership's statement of operations for the nine months ending August 31, 1998.

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

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

        The General Partners have engaged a real estate brokerage firm to assist with the efforts in marketing for sale the Partnership's sole remaining property, Two Financial Centre (the "Property"). While it is currently anticipated that the Property will be sold and the Partnership liquidated in 1999, there can be no assurance that the Property will be sold within this time frame.

        The Partnership had cash and cash equivalents at August 31, 1998 of $1,408,736 compared with $11,803,602 at November 30, 1997. The decrease is primarily a result of the payment on February 18, 1998 of a special cash distribution, as discussed below. Primarily as a result of the sale of the Maitland Property, restricted cash and security deposits payable decreased from November 30, 1997 to August 31, 1998. Rent and other receivables increased from $180,295 at November 30, 1997 to $290,304 at August 31, 1998. The increase reflects an increase in taxes receivable as a result of tax payments made pursuant to IRS Section 444 requirements, which increased due to the increase in net income for the year ended November 30, 1997, a result of the gain on the sale of the Swenson Business Park Building C (the "Swenson Property"). Accounts payable and accrued expenses amounted to $320,761 at August 31, 1998, largely unchanged from $323,179 at November 30, 1997.

        The Property was 98% leased as of August 31, 1998, up from 76% on November 30, 1997. A tenant whose lease representing 29,972 square feet or 26% of the property was scheduled to expire in July 2000, notified the Partnership of its intent to exercise an early termination option within its lease. As a result, the tenant vacated the property in October 1998. However, the General Partners executed a lease agreement for 16,473 square feet of the vacated space to commence in December 1998. The General Partners continue to aggressively market the remaining space and will negotiate renewals as leases expire.

        On February 18, 1998, the Partnership paid a special cash distribution to Limited Partners totaling $195.39 per Unit. The distribution included the net proceeds received from the sales of the Maitland Property in the amount of $87.62 per Unit and the Swenson Property in the amount of $103.52 per Unit, plus cash flow from operations generated during the three months ended November 30, 1997 in the amount of $4.25 per Unit. In order to fund required capital improvements at the Property and maintain adequate cash reserves, cash distributions were suspended beginning with the 1998 first quarter distribution, which would have been paid on or about April 15, 1998. Once the Property is sold, the General Partners will distribute the net proceeds together with the Partnership's remaining cash reserves (after payment of or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership.

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

        Results of Operations
        ---------------------

        Partnership operations resulted in net income of $165,044 and $4,142,432 for the three and nine months ended August 31, 1998, respectively, compared with $268,061 and $767,150 for the corresponding periods in fiscal 1997. The increase for the nine-month period is primarily due to a gain on the sale of the Maitland Property of $3,232,132 in the 1998 period. Excluding this gain, operating income totaled $165,044 and $910,300 for the three and nine months ended August 31, 1998. The increase in operating income for the nine-month period is primarily due to a decrease in depreciation expense, due to the sales of the Swenson and Maitland Properties and the reclassification of the Property as "Real estate assets held for disposition." The increase in operating income also reflects decreases in property operating expenses, as a result of the property sales, as well as higher interest income, due to the Partnership's higher average cash balance.

        Primarily as a result of the sale of the Maitland Property and the Swenson Property, the following categories on the income statement decreased from the three and nine months ended August 31, 1997 to the corresponding periods in 1998: rental income, property operating expense, and depreciation and amortization.

        Interest income totaled $14,884 and $259,708 for the three and nine months ended August 31, 1998, compared with $21,892 and $65,131 for the corresponding periods in fiscal 1997. The increase for the nine-month period reflects the Partnership's higher average cash balance in the first quarter of 1998 due to proceeds received from the sale of the Swenson and Maitland Properties.

        General and administrative expenses (other) for the three and nine months ended August 31, 1998 were $97,345 and $197,499 respectively, compared with $67,767 and $185,535, respectively, for the corresponding periods in fiscal 1997. The increases are primarily due to higher legal costs associated with the sale of the Swenson and Maitland Properties and an increase in partnership non-affiliate servicing fees. General and administrative expenses (affiliates) for the three and nine months ended August 31, 1998 were $8,298 and $24,894, respectively, compared with $15,376 and $111,002, respectively, for the corresponding periods in fiscal 1997. This decrease is primarily due to lower management service fees due to the sale of the Swenson and Maitland Properties.


Part II           Other Information

Items 1-5         Not applicable.

Item 6            Exhibits and reports on Form 8-K.

                  (a)  Exhibits -

                       (27)  Financial Data Schedule

                  (b) Reports on Form 8-K:
                      -------------------

                       No reports on Form 8-K were filed during the three months ended August 31, 1998.

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES


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



                                       COMMERCIAL PROPERTIES 2, L.P.

                                 BY:   Real Estate Services VII, Inc.
                                       General Partner





Date: October 14, 1998
                                     BY:   /s/Michael T. Marron
                                           --------------------
                                           President and Chief Financial Officer