Form 10-K
period 1998-11-30
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1999-03-08
CIK 706003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  X               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
-----               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 1998
                                             -----------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----               OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-11763
                                                 -------


                          COMMERCIAL PROPERTIES 2, L.P.
                  (formerly Hutton/GSH Commercial Properties 2)
                   -------------------------------------------
              Exact name of registrant as specified in its charter


          Virginia                                         13-3130258
          --------                                         ----------
State or other jurisdiction                   I.R.S. Employer Identification No.
of incorporation

3 World Financial Center, 29th Floor
New York, NY     Attn.:  Andre Anderson                      10285
---------------------------------------                      -----
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code: (212) 526-3183

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X   No
                                  -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Prospectus of registrant dated June 3, 1983 (included in Amendment No. 2 to Registration Statement, No. 2-79072, of registrant filed June 1, 1983) are incorporated by reference into Part III.

Portions of Parts I, II and IV are incorporated by reference to the registrant's Annual Report to Unitholders for the year ended November 30, 1998 filed as an exhibit under Item 14.

                                     PART I

Item 1.  Business

(a) General Development of Business
    -------------------------------

Commercial Properties 2, L.P. (the "Registrant" or the "Partnership") (formerly known as Hutton/GSH Commercial Properties 2) is a Virginia limited partnership organized pursuant to a Certificate and Agreement of Limited Partnership dated September 1, 1983, of which Real Estate Services VII, Inc. ("RE Services"), formerly Hutton Real Estate Services VII, Inc. (see Item 10. "Certain Matters Involving Affiliates"), and HS Advisors III, Ltd. ("HS Advisors") are the general partners (collectively, the "General Partners"). Commencing June 3, 1983, the Registrant began offering through E.F. Hutton & Company Inc. up to a maximum of 100,000 units of limited partnership interests (the "Units") at $500 per Unit. The Units were registered under the Securities Act of 1933, as amended, under Registration Statement No. 2-79072, which Registration Statement was declared effective on June 3, 1983. The offering of Units was terminated on September 1, 1983. Upon the termination of the offering, the Registrant had accepted subscriptions for 100,000 Units for an aggregate of $50,002,000, including the General Partners' capital contributions. As of November 30, 1998, all of the proceeds available for investment in real estate have been invested.

Since the inception of operations, the Registrant has acquired and disposed of an interest as the general partner in the following limited partnerships: (i) 14800 Quorum Associates, Ltd., a Texas limited partnership formed to own and operate the Quorum I Office Building in Dallas, Texas; (ii) First Trade Center Office Associates, a Maryland limited partnership formed to own and operate the Maryland Trade Center Building II; in Greenbelt, Maryland and (iii) Gamma Building Associates Joint Venture, a California joint venture partnership formed to own and operate Swenson Business Park - Building C in San Jose, California;
(iv) Maitland Building C Joint Venture, a Florida joint venture partnership formed to own and operate Maitland Center Office Building C in Maitland, Florida. The Registrant had also acquired interests in Two Financial Centre Associates Joint Venture, an Arkansas joint venture partnership formed to own and operate Two Financial Centre in Little Rock, Arkansas (the "Property"). For further description of the Property, see Note 5 "Real Estate Investments" of the Notes to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1998 filed as an exhibit under Item 14.

(b) Financial Information About Industry Segment
    --------------------------------------------

The Registrant's sole business is the ownership and operation of the Property. All of the Registrant's revenues, operating profit or losses and assets relate solely to such industry segment.

(c) Narrative Description of Business
    ---------------------------------

Incorporated by reference to Note 1 "Organization" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended November 30, 1998 filed as an exhibit under
Item 14.

The Registrant's principal investment objectives with respect to the Property (in no particular order of priority) are:

1) Capital appreciation;

2) Distributions of net cash from operations attributable to rental income; and

3) Preservation and protection of capital.

Distributions of net cash from operations are the Registrant's objective's during its operational phase, while the preservation and appreciation of capital are the Registrant's long-term objectives. Information regarding future distributions is incorporated by reference to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, contained herein. The attainment of the Registrant's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the locality in which the Property is located, especially with regard to achievement of capital appreciation.

The Registrant expects to sell its Property in fiscal 1999, taking into consideration such factors as market conditions, leasing conditions, net sales proceeds to be realized, and the possible risks of continued ownership. The Property will not be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the Property will be distributed to the partners to the extent there is sufficient working capital to meet future operating expenses of the Partnership. As part of the payment for Property sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in net proceeds from sale or refinancing (distributable to the partners) until such obligations are realized in cash, sold or otherwise liquidated.

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

During 1989, the Registrant loaned $7,201,320 in the form of a demand promissory note to the Two Financial Centre Associates Joint Venture ("TFC") in which the Registrant is the managing venturer. The note was issued to enable TFC to pay the mortgage on Two Financial Centre, which had been accelerated, and to prevent foreclosure by the lender. On September 17, 1990, the demand promissory note was reissued in the principal amount of $7,383,033 which includes the original principal of $7,201,320 and accrued interest of $181,713. Information pertaining to the loan to TFC is incorporated herein by reference to Note 6 "Loan to Two Financial Centre Joint Venture" of the Notes to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1998 filed as an exhibit under Item 14.

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

On December 19, 1997, the Partnership closed on the sale of Maitland Center Office Building C (the "Maitland Property"). The Maitland Property was sold for net proceeds of $8,762,317 to CMD Realty Investment Fund III, L.P., an Illinois limited partnership (the "Maitland Buyer"), which is unaffiliated with the Partnership. A complete description of the sale of the property and distribution of proceeds is referred to in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", contained herein.

The Partnership has engaged a real estate brokerage firm to assist with the efforts in marketing for sale the Partnership's sole remaining property, Two Financial Centre. While it is currently anticipated that the Property will be sold and the Partnership liquidated in 1999, there can be no assurance that the Property will be sold within this time frame.

(d) Competition
    -----------

Two Financial Centre is subject to competition from similar types of properties located in the same vicinity. The business of owning and operating commercial office buildings in the area where Two Financial Centre is located is highly competitive, and the Partnership competes with a number of established companies, some of which have greater resources than the Partnership. For a discussion of current commercial real estate market conditions in the Little Rock area, see the section entitled Message to Investors in the Partnership's Annual Report to Unitholders for the year ended November 30, 1998 filed as an exhibit under Item 14.

(e) Employees
    ---------

The Registrant has no employees.

Item 2.  Properties

A description of the Partnership's remaining property, Two Financial Centre, and its material leases is incorporated herein by reference to the section entitled Message to Investors in the Partnership's Annual Report to Unitholders for the year ended November 30, 1998, filed as an exhibit under Item 14, Note 5 "Real Estate Investments" and Note 7 "Rental Income Under Operating Leases" of the Notes to the Consolidated Financial Statements.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of 1998.


                                     PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a) Market Information
    ------------------

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b) Holders
    -------

As of November 30, 1998, the number of holders of Units was 3,526.

(c) Distributions
    -------------

Per Unit cash distributions paid to the Limited Partners for the two years ended November 30, 1998 are presented in the table below.

                       First    Second     Third    Fourth
                     Quarter   Quarter   Quarter   Quarter      Total
                     -------   -------   -------   -------      -----
              1997    $ 4.25     $4.25    $ 4.25   $107.77*   $120.52
              1998    $87.62*    $  --    $   --   $    --    $ 87.62

* On February 18, 1998, the Partnership paid a special cash distribution to Limited Partners totaling $195.39 per Unit. The fiscal 1997 portion of this distribution consisted of net proceeds received from the sale of the Swenson Property in the amount of $103.52 per Unit, plus cash flow from operations generated during the three months ended November 30, 1997 in the amount of $4.25 per Unit. The fiscal 1998 portion of this distribution consisted of the net proceeds received from the sale of the Maitland Property.

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

Item 6.  Selected Financial Data

Selected Financial Data
For the Years Ended November 30,       1998        1997       1996       1995       1994
-------------------------------------------------------------------------------------------
Dollars in thousands, except per Unit data
Total Income                        $ 2,242     $ 3,630    $ 3,781    $ 3,605    $ 3,660
Operating Income                      1,070       1,085        740        597        674
Gain on Sale of Real Estate Assets    3,232       4,757         --         --         --
Net Income                            4,302       5,842        740        597        674
Total Assets at Year End              8,992      24,377     20,369     22,201     23,169
Net Cash From Operations                866       1,462      2,266      1,878      1,983
Operating Income per
  Limited Partnership Unit            10.60       10.74       7.33       5.91       6.67
Net Income per
  Limited Partnership Unit:           42.59       57.84       7.33       5.91       6.67
Cash Distributions per
  Limited Partnership Unit:           87.62(5)   120.52(4)   27.00(3)   15.75(2)   34.00(1)
-------------------------------------------------------------------------------------------

(1) Represents returns of capital associated with the sale of the Maryland Trade Center in 1989.
(2) Includes returns of capital associated with the sale of the Maryland Trade Center in 1989 in the amount of $3.64 per Unit.
(3) Includes a special cash distribution in the amount $10 per Unit paid on August 15, 1996.
(4) Includes returns of capital of $103.52 per Unit associated with the sale of Swenson Business Park.
(5) Includes a return of capital associated with the sale of Maitland
    Building C.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On November 10, 1997, the Partnership closed on the sale of Swenson Business Park - Building C (the "Swenson Property"). The Swenson Property was sold for net proceeds of $10,351,554 to WW&LJ Gateways, LTD (the "Swenson Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Swenson Buyer. The transaction resulted in a gain on sale of $4,756,962, which is reflected in the Partnership's statement of operations for the period ended November 30, 1997.
On December 19, 1997, the Partnership closed on the sale of Maitland Center Office Building C (the "Maitland Property"). The Maitland Property was sold for net proceeds of $8,762,317 to CMD Realty Investment Fund III, L.P., an Illinois limited partnership (the "Maitland Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Maitland Buyer. The transaction resulted in a gain on sale of $3,232,132, which is reflected in the Partnership's statement of operations for the fiscal year ended November 30, 1998.

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

The Partnership had cash and cash equivalents at November 30, 1998 of $1,446,089 as compared with $11,803,602 at November 30, 1997. The decrease is primarily a result of the payment on February 18, 1998 of a special cash distribution, as discussed below. Primarily as a result of the sale of the Maitland property, restricted cash and security deposits payable decreased from November 30, 1997 to November 30, 1998. Rent and other receivables increased from $180,295 at November 30, 1997 to $291,360 at November 30, 1998. The increase reflects an increase in taxes receivable as a result of tax payments made pursuant to IRS
Section 444 requirements, which increased due to the increase in net income for the year ended November 30, 1997, a result of the gain on the sale of the Swenson property. Accounts payable and accrued expenses amounted to $258,394 at November 30, 1998, compared with $323,179 at November 30, 1997. The decrease reflects a reduction in real estate taxes payable due to the sale of the Maitland property. Due to affiliates decreased from $105,612 at November 30, 1997 to $67,910 at November 30, 1998, reflecting a reduction in partnership administrative expenses payable as a result of the sale of the Maitland and Swenson Properties.

A discussion of material leases at the Partnership's remaining property, Two Financial Centre, is incorporated herein by reference to the section entitled Message to Investors contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1998 filed as an exhibit under Item 14.

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

Market Risk
-----------
The Partnership's principal market risk exposure is interest rate risk. The Partnership has no long-term debt and the Property has no mortgage debt. Accordingly, the Partnership's interest risk exposure is primarily limited to interest earned on the Partnership's cash and cash equivalents, which are invested at short-term rates. Such risk is not considered material to the Partnership's operations.

Y2K Initiatives
---------------
As noted above, the Partnership's remaining property is currently being marketed for sale, and it is anticipated that the property will be sold and the Partnership dissolved prior to December 31, 1999. In the event that the Partnership is not liquidated prior to December 31, 1999, potential Year 2000 issues relate primarily to outside vendors which provide property management and the Partnership's administrative services including accounting, tax preparation and transfer agent services. Such services are reliant on computer systems, software products and equipment which may or may not be Year 2000 compliant. It is anticipated that the cost of vendor compliance with Year 2000 problems will be borne primarily by vendors. Although it is not possible at present to give an estimate of the cost of this work to the Partnership, the General Partner does not expect such costs to have a material adverse impact on the Partnership's long term results of operations.

Results of Operations
---------------------

1998 Versus 1997
----------------
Partnership operations resulted in net income of $4,302,338 for the fiscal year ended November 30, 1998, compared with $5,842,012 for fiscal 1997. The decrease is primarily due to the gain on the sale of the Swenson Property of $4,756,962 in fiscal 1997, which exceeded the gain on the sale of the Maitland Property of $3,232,132 in fiscal 1998. Excluding these gains, operating income totaled $1,070,206 for the fiscal year ended November 30, 1998 largely unchanged from $1,085,050 in fiscal 1997, as a decrease in rental income was offset by reductions in property operating expenses, depreciation and amortization expense and general and administrative expenses - affiliates. Net cash provided by operating activities totaled $865,696 in fiscal 1998, compared with $1,462,013 in fiscal 1997. The decrease primarily reflects the sale of the Maitland Property and a reduction in rent and other receivables.

Primarily as a result of the sale of the Maitland and Swenson Properties, the following categories on the income statement decreased from fiscal 1997 to fiscal 1998: rental income, other income, property operating expense, depreciation and amortization expense and general and administrative expenses - affiliates.

Interest income totaled $275,122 for the fiscal year ended November 30, 1998 compared with $116,728 in fiscal 1997. The increase reflects the Partnership's higher average cash balance in the first quarter of fiscal 1998 due to proceeds received from the sale of the Swenson and Maitland Properties.

General and administrative expenses - other, for the fiscal year ended November 30, 1998 totaled $274,713, compared with $255,872 in fiscal 1997. The increase reflects higher legal costs associated with the sale of the Swenson and Maitland Properties, and an increase in partnership non-affiliate servicing fees.

As of November 30, 1998, the occupancy level at Two Financial Centre was 84%.

1997 Versus 1996
----------------
Partnership operations resulted in net income of $5,842,012 for the year ended November 30, 1997 as compared to $739,910 for the year ended November 30, 1996. The increase is primarily due to a gain on the sale of the Swenson Property in 1997. Excluding the gain, operating income totaled $1,085,050 in fiscal 1997 compared to $739,910 for the year ended November 30, 1996. The increase is primarily due to a decrease in depreciation expense, due to the reclassification of the Partnership's properties to "Real estate assets held for disposition," which was partially offset by a decrease in total income and an increase in other expenses.

Rental income decreased to $3,471,538 for the year ended November 30, 1997 from $3,660,110 for the same period in 1996, primarily due to lower occupancy levels at Two Financial Centre and Maitland Center Office Building C and the sale of the Swenson Property in 1997.

Property operating expenses increased to $1,642,425 for the year ended November 30, 1997, from $1,447,759 a year earlier, primarily due to capital improvements being expensed due to the reclassification on the Partnership's properties as "Real estate assets held for disposition." Depreciation and amortization decreased to $490,359 for the year ended November 30, 1997 versus $1,369,375 for the year ended November 30, 1996, due to the reclassification of the Partnership's properties as "Real estate assets held for disposition."

General and administrative expenses - other totaled $255,872 for the year ended November 30, 1997 compared to $185,513 for the same period in 1996. The increase is primarily due to higher partnership servicing fees and legal costs associated with the sale of Swenson Business Park - Building C in 1997 and the impending sale of Maitland Center Office Building C in December 1997.

General and administrative expenses - affiliates for the year ended November 30, 1997, totaled $156,766 compared with $38,395, for the same period in 1996. During the 1997 period, certain expenses incurred by Real Estate Services VII, Inc. and its affiliates in servicing the Partnership, which were voluntarily absorbed by affiliates of Real Estate Services VII, Inc. in prior periods, were reimbursable to Real Estate Services VII, Inc. and its affiliates.

As of November 30, 1997, the occupancy level at Two Financial Centre was 76%. As discussed above, Maitland Center Office Building C was sold on December 19, 1997.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1998 filed as an exhibit under Item 14.


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

                Name                       Office
                ----                       ------
                Rocco F. Andriola          Director
                Michael T. Marron          President and Chief Financial Officer
                William T. McDermott       Vice President

Rocco F. Andriola, 40, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Michael T. Marron, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany and an M.B.A. degree from Columbia University and is a Certified Public Accountant.

William T. McDermott, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1998. Mr. McDermott joined Lehman Brothers in 1993 and held various positions within the firm before joining the Diversified Asset Group. Prior to joining Lehman Brothers, Mr. McDermott was a financial analyst with Cantor Fitzgerald Inc. from 1991 - 1993 and was associated with Arthur Andersen & Co. serving in both its audit and bankruptcy consulting divisions from 1985 to 1991. Mr. McDermott received his B.B.A. degree from the University of Notre Dame and is a Certified Public Accountant.

HS Advisors III, Ltd.
---------------------
HS Advisors III, Ltd. is a California limited partnership formed on August 11, 1982, the sole general partner of which is Hogan Stanton Investment, Inc. ("HS Inc."), a wholly-owned subsidiary of Goodman Segar Hogan, Inc. ("GSH"). The names and ages of, as well as the positions held by, the directors and executive officers of HS Inc. are as set forth below. There are no family relationships between or among any officer and any other officer or director.

                Name                       Office
                ----                       ------
                Mark P. Mikuta             President
                Julie R. Adie              Vice President, Secretary
                                           and Treasurer

Mark P. Mikuta, 45, is Senior Vice President of Goodman Segar Hogan, Inc. and is Vice President and Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a Bachelor of Science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Julie R. Adie, 44, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

Certain Matters Involving Affiliates
------------------------------------
On July 31, 1993 Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, Hutton Real Estate Services VII, Inc., a General Partner, changed its name to Real Estate Services VII, Inc. Additionally, effective August 3, 1995, the Partnership changed its name to Commercial Properties 2, L.P., to delete any reference to "Hutton."

On August 1, 1993, GSH transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a 1% interest in GSHH. The stockholders of GSHH Inc. are GSH with a 62% interest and H.K. Associates, L.P., an affiliate of HK, with a 38% interest. The remaining interests in GSHH are limited partnership interests owned by GSH, HK and 23 employees of GSHH. On September 28, 1998 GSH sold its general partner and limited partner interests in GSHH to The St. Joe Company, an unaffiliated company. The transactions did not affect the ownership of the General Partners.


Item 11. Executive Compensation

Neither of the General Partners nor any of their directors and officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Registrant.


Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners
    -----------------------------------------------

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of November 30, 1998.

(b) Security Ownership of Management
    --------------------------------

No officer or director of the General Partners beneficially owned or owned of record directly or indirectly any Units of the Registrant as of November 30, 1998.

(c) Changes In Control
    ------------------

None.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, $43,023 of the Registrant's net income was allocated to the General Partners ($21,511 to RE Services and $21,512 to HS Advisors) for the year ended November 30, 1998. For a description of the share of Net Cash from Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 75 through 78 of the Prospectus of Registrant dated June 3, 1983 (the "Prospectus"), contained in Amendment No. 2 to Registrant's Registration Statement No. 2-79072, under the section captioned "Profits and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

The Registrant may enter into one or more property management agreements with GSH pursuant to which GSH will provide certain property management services with respect to the Property owned by the Registrant or its joint venture. Services with respect to which GSH is entitled to receive a management fee are described under the section captioned "Investment Objectives and Policies - Management of Properties" on page 36 of the Prospectus, which section is incorporated herein by reference thereto.

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain of their affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. During 1998 and 1997, certain administrative expenses incurred in servicing the Partnership, which were voluntarily absorbed by affiliates of Real Estate Services VII, Inc. in prior periods, were reimbursed to Real Estate Services VII, Inc. and its affiliates to the extent permitted by the Partnership Agreement. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated herein by reference to
Note 4 "Transactions with Related Parties" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1998, filed as an exhibit under Item 14.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8K

    (a)  The following documents are filed as part of this report:

                                                                            Page
                                                                          Number
                                                                          ------
       (1)  Financial Statements:

            Consolidated Balance Sheets -- At November 30, 1998 and 1997 ... (1)

            Consolidated Statements of Partners' Capital (Deficit) --
            For the years ended November 30, 1998, 1997 and 1996 ........... (1)

            Consolidated Statements of Operations --
            For the years ended November 30, 1998, 1997 and 1996 ........... (1)

            Consolidated Statements of Cash Flows --
            For the years ended November 30, 1998, 1997 and 1996 ........... (1)

            Notes to the Consolidated Financial Statements ................. (1)

       (2)  Financial Statement Schedules:

            Schedule III - Real Estate and Accumulated Depreciation ....... F-1

            No other schedules are presented because either the information is not applicable or is included in the consolidated financial statements or notes thereto.

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1998, which is filed as an exhibit under
    Item 14.

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

    (10)(D) Funding Commitment relating to Swenson Business Park - Building C (included as, and incorporated herein by reference to, Exhibit
            (10)(D)to the 1984 Annual Report).

    (10)(E) Agreements relating to Two Financial Centre Office Building (included as, and incorporated herein by reference to, Exhibit
            (10)(E)to the 1984 Annual Report).

    (13) Annual Report to the Unitholders for the year ended November 30, 1998.

    (23)    Consent of Independent Auditors.

    (27)    Financial Data Schedule.

    (28) Portions of Prospectus of Registrant dated June 3, 1983 (included as, and incorporated herein by reference to, Exhibit (28) to the Registrant's Annual Report on Form 10-K filed February 27, 1988).

    (b)(3)  Reports on Form 8-K:
            --------------------

            No reports on Form 8-K were filed during the three months ended November 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          COMMERCIAL PROPERTIES 2, L.P.

                          BY: HS Advisors III, Ltd.
                              General Partner

                          BY: Hogan Stanton Investment, Inc.
                              General Partner


Date:  March 8, 1999          BY:     /s/Mark P. Mikuta
                                      -----------------
                              Name:   Mark P. Mikuta
                              Title:  President


                          BY: Real Estate Services VII, Inc.
                              General Partner


Date:  March 8, 1999          BY:     /s/Michael T. Marron
                                      --------------------
                              Name:   Michael T. Marron
                              Title:  Director, President and
                                      Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capabilities and on the dates indicated.


                          REAL ESTATE SERVICES VII, INC.
                          A General Partner


Date:  March 8, 1999      BY:     /s/Rocco F. Andriola
                                  --------------------
                          Name:   Rocco F. Andriola
                          Title:  Director


Date:  March 8, 1999      BY:     /s/Michael T. Marron
                                  --------------------
                          Name    Michael T. Marron
                          Title:  Director, President and
                                  Chief Financial Officer


Date:  March 8, 1999      BY:     /s/William T. McDermott
                                  -----------------------
                          Name:   William T. McDermott
                          Title:  Vice President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capabilities and on the dates indicated.


                          HS ADVISORS III, LTD.
                          A General Partner


Date:  March 8, 1999      BY:     /s/Mark P. Mikuta
                                  -----------------
                          Name:   Mark P. Mikuta
                          Title:  President of Hogan Stanton Investment, Inc.,
                                  as general partner of HS Advisors III, Ltd.


Date:  March 8, 1999      BY:     /s/Julie R. Adie
                                  ----------------
                          Name:   Julie R. Adie
                          Title:  Vice President and Secretary and Treasurer of
                                  Hogan Stanton Investment, Inc.,
                                  as general partner of HS Advisors III, Ltd.