Form 10-Q
period 1999-02-28
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1999-04-14
CIK 706003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
   -----             the Securities Exchange Act of 1934

                For the Quarterly Period Ended February 28, 1999
                                               -----------------
    or

              Transition Report Pursuant to Section 13 or 15(d) of
   -----             the Securities Exchange Act of 1934

            For the Transition period from             to
                                           -----------    -----------


                         Commission File Number: 0-11763
                                                 -------


                          COMMERCIAL PROPERTIES 2, L.P.
                          -----------------------------
              Exact Name of Registrant as Specified in its Charter


         Virginia                                                13-3130258
         --------                                                ----------
State or Other Jurisdiction of                                 I.R.S. Employer
Incorporation or Organization                                 Identification No.

3 World Financial Center, 29th Floor,
New York, NY    Attn:  Andre Anderson                               10285
--------------------------------------                              -----
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

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS                    At February 28,   At November 30,
                                                         1999              1998
-------------------------------------------------------------------------------
Assets
Real estate assets held for disposition            $7,320,091        $7,222,460
Cash and cash equivalents                           1,566,940         1,446,089
Restricted cash                                        21,652            21,386
Rent and other receivables                            290,000           291,360
Prepaid expenses                                        5,498            10,997
-------------------------------------------------------------------------------
      Total Assets                                 $9,204,181        $8,992,292
===============================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses            $  226,995        $  258,394
  Due to affiliates                                    89,267            67,910
  Security deposits payable                            18,528            18,528
                                                   ----------------------------
      Total Liabilities                               334,790           344,832
                                                   ----------------------------
Partners' Capital (Deficit):
  General Partners                                   (146,740)         (148,959)
  Limited Partners (100,000 units outstanding)      9,016,131         8,796,419
                                                   ----------------------------
      Total Partners' Capital                       8,869,391         8,647,460
-------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital      $9,204,181        $8,992,292
===============================================================================

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the three months ended  February 28, 1999
                                           General        Limited
                                          Partners       Partners         Total
-------------------------------------------------------------------------------
Balance at November 30, 1998             $(148,959)    $8,796,419    $8,647,460
Net income                                   2,219        219,712       221,931
-------------------------------------------------------------------------------
Balance at February 28, 1999             $(146,740)    $9,016,131    $8,869,391
===============================================================================


See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 Three months ended February 28,
                                                            1999           1998
-------------------------------------------------------------------------------
Income
Rental                                                  $417,434     $  615,353
Interest                                                  13,926        230,607
Other                                                     30,023          9,921
                                                        -----------------------
      Total Income                                       461,383        855,881
-------------------------------------------------------------------------------
Expenses
Property operating                                       161,400        308,212
General and administrative - other                        56,697         55,276
General and administrative - affiliates                   21,355          8,298
                                                        -----------------------
      Total Expenses                                     239,452        371,786
-------------------------------------------------------------------------------
Operating Income                                         221,931        484,095
Gain on sale of real estate assets                            --      3,232,132
-------------------------------------------------------------------------------
      Net Income                                        $221,931     $3,716,227
===============================================================================
Net Income Allocated:
To the General Partners                                 $  2,219     $   37,162
To the Limited Partners                                  219,712      3,679,065
-------------------------------------------------------------------------------
                                                        $221,931     $3,716,227
===============================================================================
Per limited partnership unit
(100,000 outstanding)                                     $ 2.20        $ 36.79
-------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended February 28,                   1999             1998
-------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                          $  221,931     $  3,716,227
Adjustments to reconcile net income to net cash
provided by operating activities:
  Gain on sale of real estate assets                        --       (3,232,132)
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                       (266)          45,073
    Rent and other receivables                           1,360           41,982
    Prepaid expenses                                     5,499           14,153
    Accounts payable and accrued expenses              (31,399)          15,394
    Due to affiliates                                   21,357          (26,000)
    Security deposits payable                               --          (36,424)
                                                    ---------------------------
Net cash provided by operating activities              218,482          538,273
-------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sale of property                              --        8,762,318
Additions to real estate                               (97,631)        (290,239)
                                                    ---------------------------
Net cash provided by investing activities              (97,631)       8,472,079
-------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Cash distributions                                          --      (19,543,165)
                                                    ---------------------------
Net cash used for financing activities                      --      (19,543,165)
-------------------------------------------------------------------------------
Net increase (decrease) in cash
and cash equivalents                                   120,851      (10,532,813)
Cash and cash equivalents, beginning of period       1,446,089       11,803,602
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period            $1,566,940     $  1,270,789
===============================================================================
Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the sale of Maitland Center Office Building C, deferred rent receivable, and prepaid leasing commission in the amounts of $50,555 and
$65,899 were netted against Gain on sale of real estate assets.
-------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1999 and the results of operations and cash flows for the three months ended February 28, 1999 and 1998 and the statement of partners' capital (deficit) for the three months ended February 28, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

The Partnership had cash and cash equivalents at February 28, 1999 of $1,566,940 compared with $1,446,089 at November 30, 1998. The increase is primarily due to cash provided by operations exceeding cash used for additions to real estate assets. At February 28, 1999 rent and other receivables amounted to $290,000, largely unchanged from $291,360 at November 30, 1998. The balance principally represents tax prepayments made pursuant to IRS Section 444 requirements which are expected to be recovered. Accounts payable and accrued expenses amounted to $226,995 at February 28, 1999, compared to $258,394 at November 30, 1998. The decrease is primarily due to lower payables at the Property.

The Property was 91% leased as of February 28, 1999, up from 84% on November 30, 1998. During this period the General Partners executed lease agreements for 15,651 square feet of vacated space. The General Partners continue to aggressively market the remaining space and will negotiate renewals as leases expire.

On December 19, 1997, the Partnership closed on the sale of Maitland Center Office Building C (the "Maitland Property"). The Maitland Property was sold for net proceeds of $8,762,317 to CMD Realty Investment Fund III, L.P., an Illinois Limited Partnership (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The transaction resulted in a gain on sale of $3,232,132.

On February 18, 1998, the Partnership paid a special cash distribution to Limited Partners totaling $195.39 per Unit. The distribution included the net proceeds received from the sales of the Maitland Property in the amount of $87.62 per Unit and the Swenson Property in the amount of $103.52 per Unit, plus cash flow from operations generated during the three months ended November 30, 1997 in the amount of $4.25 per Unit. In order to fund required capital improvements at the remaining Property and maintain adequate cash reserves, cash distributions were suspended beginning with the 1998 first quarter distribution. Once the remaining Property is sold, the General Partners will distribute the net proceeds together with the Partnership's remaining cash reserves (after payment of or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership.

Results of Operations
---------------------

Partnership operations resulted in net income of $221,931 for the three months ended February 28, 1999, compared with $3,716,227 for the three months ended February 28, 1998. This is primarily due to a gain on the sale of the Maitland Property of $3,232,132 in the 1998 period. Excluding this gain, operating income totaled $484,095 for the three months ended February 28, 1998, compared to operating income of $221,931 for the three month period ended February 28, 1999. The decrease in operating income reflects decreased interest income, due to the Partnership's higher average cash balance in 1998.

Primarily as a result of the sale of the Maitland Property, rental income and property operating expense decreased from the three months ended February 28, 1998 to the corresponding period in 1999.

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES


Interest income totaled $13,926 for the three months ended February 28, 1999, compared with $230,607 for the three months ended February 28, 1998. The decrease for the three-month period reflects the Partnership's higher average cash balance in the first quarter of 1998 due to proceeds received from the sale of the Swenson and Maitland Properties.

General and administrative expenses (other) for the three months ended February 28, 1999 were $56,697, compared with $55,276 for the three months ended February 28, 1998.

Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27)Financial Data Schedule

            (b) Reports on Form 8-K:
                -------------------

                No reports on Form 8-K were filed during the three months ended February 28, 1999.

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



                              COMMERCIAL PROPERTIES 2, L.P.


                              BY:  Real Estate Services VII, Inc.
                                   General Partner


Date:  April 14, 1999
                                   BY:    /s/Michael T. Marron
                                          -------------------------------------
                                   Name:  Michael T. Marron
                                   Title: President and Chief Financial Officer