Form 10-Q
period 1999-05-31
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1999-07-14
CIK 706003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
   -----             of the Securities Exchange Act of 1934

                For the Quarterly Period Ended May 31, 1999
                                               ------------

    or

                Transition Report Pursuant to Section 13 or 15(d)
   -----             of the Securities Exchange Act of 1934

                 For the Transition period from ______ to ______



                         Commission File Number: 0-11763
                                                 -------

                          COMMERCIAL PROPERTIES 2, L.P.
                          -----------------------------
             Exact Name of Registrant as Specified in its Charter

            Virginia                                     13-3130258
            --------                                     ----------
State or Other Jurisdiction of                I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY  Attn.:  Andre Anderson                      10285
-------------------------------------                     -----
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

2
COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES


-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                     At May 31,  At November 30,
                                                           1999             1998
--------------------------------------------------------------------------------
Assets
Real estate assets held for disposition              $7,422,226       $7,222,460
Cash and cash equivalents                             1,715,304        1,446,089
Restricted cash                                          21,917           21,386
Rent and other receivables                              304,319          291,360
Prepaid expenses                                             --           10,997
--------------------------------------------------------------------------------
     Total Assets                                    $9,463,766       $8,992,292
================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses              $  254,925       $  258,394
  Due to affiliates                                      83,544           67,910
  Security deposits payable                              18,528           18,528
                                                     ---------------------------
     Total Liabilities                                  356,997          344,832
                                                     ---------------------------
Partners' Capital (Deficit):
  General Partners                                     (144,366)        (148,959)
  Limited Partners (100,000 units outstanding)        9,251,135        8,796,419
                                                     ---------------------------
     Total Partners' Capital                          9,106,769        8,647,460
--------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital         $9,463,766       $8,992,292
================================================================================



--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the six months ended May 31, 1999

                                           General        Limited
                                          Partners       Partners          Total
--------------------------------------------------------------------------------
Balance at November 30, 1998            $ (148,959)    $8,796,419     $8,647,460
Net income                                   4,593        454,716        459,309
--------------------------------------------------------------------------------
Balance at May 31, 1999                $  (144,366)    $9,251,135     $9,106,769
================================================================================


See accompanying notes to the consolidated financial statements.

3
COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

-----------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Three months ended May 31,      Six months ended May 31,
                                              1999           1998           1999           1998
-----------------------------------------------------------------------------------------------
Income
Rental                                  $  474,386     $  460,436     $  891,820     $1,075,790
Interest                                    12,851         14,217         26,777        244,824
Other                                        1,542          7,257         31,565         17,177
                                        -------------------------------------------------------
     Total Income                          488,779        481,910        950,162      1,337,791
-----------------------------------------------------------------------------------------------
Expenses
Property operating                         168,599        167,573        329,999        475,785
General and administrative - other          62,504         44,878        119,201        100,154
General and administrative - affiliates     20,298          8,298         41,653         16,596
                                        -------------------------------------------------------
     Total Expenses                        251,401        220,749        490,853        592,535
-----------------------------------------------------------------------------------------------
Operating Income                           237,378        261,161        459,309        745,256
Gain on sale of real estate assets              --             --             --      3,232,132
-----------------------------------------------------------------------------------------------
     Net Income                         $  237,378     $  261,161     $  459,309     $3,977,388
===============================================================================================
Net Income Allocated:
To the General Partners                 $    2,374     $    2,612     $    4,593     $   39,774
To the Limited Partners                    235,004        258,549        454,716      3,937,614
-----------------------------------------------------------------------------------------------
                                        $  237,378     $  261,161     $  459,309     $3,977,388
===============================================================================================
Per limited partnership unit
(100,000 outstanding)                       $ 2.35         $ 2.59         $ 4.55        $ 39.38
-----------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

4
COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended May 31,
                                                           1999             1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                           $  459,309       $3,977,388
Adjustments to reconcile net income to net cash
provided by operating activities:
  Gain on sale of real estate assets                         --       (3,232,132)
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
     Restricted cash                                       (531)          44,786
     Rent and other receivables                         (12,959)        (117,776)
     Prepaid expenses                                    10,997           (3,351)
     Accounts payable and accrued expenses               (3,469)        (100,948)
     Due to affiliates                                   15,634          (38,966)
     Security deposits payable                               --          (36,424)
                                                     ---------------------------
Net cash provided by operating activities               468,981          492,577
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sale of property                               --        8,762,318
Additions to real estate                               (199,766)        (345,694)
                                                     ---------------------------
Net cash provided by (used for) investing activities   (199,766)       8,416,624
--------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Cash distributions                                           --      (19,543,165)
                                                     ---------------------------
Net cash used for financing activities                       --      (19,543,165)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    269,215      (10,633,964)
Cash and cash equivalents, beginning of period        1,446,089       11,803,602
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $1,715,304       $1,169,638
================================================================================
Supplemental Disclosure of Non-Cash Operating Activities:
In connection  with the sale of Maitland Center Office Building C, deferred rent receivable, and prepaid leasing commission in the amounts of $50,555 and $65,899 were netted against Gain on sale of real estate assets.
--------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1999 and the results of operations and cash flows for the six months ended May 31, 1999 and 1998 and the statement of partners' capital (deficit) for the six months ended May 31, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The General Partners have engaged a real estate brokerage firm to assist with the efforts in marketing for sale the Partnership's sole remaining property, Two Financial Centre (the "Property"). While it is currently anticipated that the Property will be sold in 1999, there can be no assurance that the Property will be sold within this time frame, or that any sale, if completed, will result in a particular price.

The Partnership had cash and cash equivalents at May 31, 1999 of $1,715,304 compared with $1,446,089 at November 30, 1998. The increase is primarily due to cash provided by operations exceeding cash used for additions to real estate assets. At May 31, 1999 rent and other receivables amounted to $304,319, compared with $291,360 at November 30, 1998. The balance principally represents tax payments made pursuant to IRS Section 444 requirements. In June 1999 the Partnership received $215,270 representing a refund of these tax payments. Accounts payable and accrued expenses amounted to $254,925 at May 31, 1999, compared to $258,394 at November 30, 1998. The decrease is primarily due to lower accounts payable for Partnership administrative expenses. This is offset by an increase in accrued real estate taxes.

The Property was 98% leased as of May 31, 1999, up from 84% on November 30, 1998. During this period the General Partners executed lease agreements for 13,922 square feet of vacated space. The General Partners continue to aggressively market the remaining space and will negotiate renewals as leases expire.

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

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

Results of Operations
---------------------

Partnership operations resulted in net income of $237,378 and $459,309 for the three and six months ended May 31, 1999, compared with net income of $261,161 and $3,977,388 for the three and six months ended May 31, 1998. The decrease for the six-month period is primarily due to the gain on the sale of the Maitland Property of $3,232,132 in the 1998 period. Excluding this gain, operating income totaled $261,161 and $745,256 for the three and six months ended May 31, 1998, compared to operating income of $237,378 and $459,309 for the three and six-month periods ended May 31, 1999. The decrease in operating income is due to the net effect of decreased rental income due to the sale of the Maitland Property, lower interest income due to the Partnership's lower average cash in 1999, and an increase in general and administrative expenses.

Interest income totaled $12,851 and $26,777 for the three and six months ended May 31, 1999, compared with $14,217 and $244,824 for the three and six months ended May 31, 1998. The decrease for the six-month period reflects the Partnership's higher cash balance in 1998 due to the proceeds received from the sale of the Swenson and Maitland Properties.

General and administrative expenses (other) for the three and six months ended May 31, 1999 were $62,504 and $119,201, compared with $44,878 and $100,154 for the three and six months ended May 31, 1998. The increase represents higher Partnership servicing costs.

Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a) Exhibits-

               (27)  Financial Data Schedule

           (b) Reports on Form 8-K:
               -------------------

               No reports on Form 8-K were filed during the quarter ended May 31, 1999.

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



                          COMMERCIAL PROPERTIES 2, L.P.


                          BY:  Real Estate Services VII, Inc.
                               General Partner


Date:  July 14, 1999
                               BY:    /s/Michael T. Marron
                                      ----------------------------
                               Name:  Michael T. Marron
                               Title: President and Chief Financial Officer