Form 10-Q
period 1999-08-31
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 1999-10-15
CIK 706003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
   -----             of the Securities Exchange Act of 1934

                For the Quarterly Period Ended August 31, 1999
                                               ---------------

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

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
                                                  At August 31,  At November 30,
                                                           1999             1998
--------------------------------------------------------------------------------
Assets
Real estate assets held for disposition              $7,427,708       $7,222,460
Cash and cash equivalents                             2,187,498        1,446,089
Restricted cash                                          22,809           21,386
Rent and other receivables                               61,205          291,360
Prepaid expenses                                          5,610           10,997
--------------------------------------------------------------------------------
     Total Assets                                    $9,704,830       $8,992,292
================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses              $  217,957       $  258,394
  Due to affiliates                                      95,545           67,910
  Security deposits payable                              19,141           18,528
                                                     ---------------------------
     Total Liabilities                                  332,643          344,832
                                                     ---------------------------
Partners' Capital (Deficit):
  General Partners                                     (141,712)        (148,959)
  Limited Partners (100,000 units outstanding)        9,513,899        8,796,419
                                                     ---------------------------
     Total Partners' Capital                          9,372,187        8,647,460
--------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital         $9,704,830       $8,992,292
================================================================================


--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the nine months ended August 31, 1999
                                           General        Limited
                                          Partners       Partners          Total
--------------------------------------------------------------------------------
Balance at November 30, 1998            $ (148,959)    $8,796,419     $8,647,460
Net income                                   7,247        717,480        724,727
--------------------------------------------------------------------------------
Balance at August 31, 1999              $ (141,712)    $9,513,899     $9,372,187
================================================================================


See accompanying notes to the consolidated financial statements.

3
COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

-----------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Three months ended August 31,  Nine months ended August 31,
                                              1999           1998           1999           1998
-----------------------------------------------------------------------------------------------
Income
Rental                                  $  501,600     $  486,737     $1,393,420     $1,562,527
Interest                                    25,091         14,884         51,868        259,708
Other                                          933         (9,696)        32,498          7,481
                                        -------------------------------------------------------
     Total Income                          527,624        491,925      1,477,786      1,829,716
-----------------------------------------------------------------------------------------------
Expenses
Property operating                         180,173        221,238        510,172        697,023
General and administrative - other          61,735         97,345        180,936        197,499
General and administrative - affiliates     20,298          8,298         61,951         24,894
                                        -------------------------------------------------------
     Total Expenses                        262,206        326,881        753,059        919,416
-----------------------------------------------------------------------------------------------
Operating Income                           265,418        165,044        724,727        910,300
Gain on sale of real estate assets              --             --             --      3,232,132
-----------------------------------------------------------------------------------------------
     Net Income                         $  265,418     $  165,044     $  724,727     $4,142,432
===============================================================================================
Net Income Allocated:
To the General Partners                 $    2,654     $    1,650     $    7,247     $   41,424
To the Limited Partners                    262,764        163,394        717,480      4,101,008
-----------------------------------------------------------------------------------------------
                                        $  265,418     $  165,044     $  724,727     $4,142,432
===============================================================================================
Per limited partnership unit
(100,000 outstanding)                       $ 2.63         $ 1.63         $ 7.17        $ 41.01
-----------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

4
COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended August 31,
                                                           1999             1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                           $  724,727     $  4,142,432
Adjustments to reconcile net income to net cash
provided by operating activities:
  Gain on sale of real estate assets                         --       (3,232,132)
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
     Restricted cash                                     (1,423)          44,495
     Rent and other receivables                         230,155         (110,009)
     Prepaid expenses                                     5,387            2,148
     Accounts payable and accrued expenses              (40,437)          (2,418)
     Due to affiliates                                   27,635          (40,200)
     Security deposits payable                              613          (36,424)
                                                     ---------------------------
Net cash provided by operating activities               946,657          767,892
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sale of property                               --        8,762,318
Additions to real estate                               (205,248)        (381,911)
                                                     ---------------------------
Net cash provided by (used for) investing activities   (205,248)       8,380,407
--------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Cash distributions                                           --      (19,543,165)
                                                     ---------------------------
Net cash used for financing activities                       --      (19,543,165)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    741,409      (10,394,866)
Cash and cash equivalents, beginning of period        1,446,089       11,803,602
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $2,187,498     $  1,408,736
================================================================================
Supplemental Disclosure of Non-Cash Operating Activities:
In connection  with the sale of Maitland Center Office Building C, deferred rent receivable, and prepaid leasing commission in the amounts of $50,555 and $65,899 were netted against Gain on sale of real estate assets during 1998.
--------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

5
COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1999 and the results of operations and cash flows for the nine months ended August 31, 1999 and 1998 and the statement of partners' capital (deficit) for the nine months ended August 31, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

6
COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The General Partners have engaged a real estate brokerage firm to assist with the efforts in marketing for sale the Partnership's sole remaining property, Two Financial Centre (the "Property"). While it is currently anticipated that a contract to sell the Property will be executed in 1999, there can be no assurance that the Property will be sold within this time frame. Once the remaining Property is sold, the General Partners will distribute the net proceeds together with the Partnership's remaining cash reserves (after payment of or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership.

The Partnership had cash and cash equivalents at August 31, 1999 of $2,187,498 compared with $1,446,089 at November 30, 1998. The increase is primarily due to cash provided by operations exceeding cash used for additions to real estate assets. At August 31, 1999 rent and other receivables amounted to $61,205, compared with $291,360 at November 30, 1998. The decrease is primarily the result of the refund received from the IRS of $215,270 in tax payments previously made pursuant to IRS Section 444 requirements. Accounts payable and accrued expenses amounted to $217,957 at August 31, 1999, compared to $258,394 at November 30, 1998. The decrease is primarily due to lower accounts payable for Partnership administrative expenses. This is offset by an increase in accrued real estate taxes.

The Property was 100% leased as of August 31, 1999, up from 84% on November 30, 1998. During this period the General Partners executed lease agreements for 16,897 square feet of vacated space.

On December 19, 1997, the Partnership closed on the sale of Maitland Center Office Building C (the "Maitland Property") for net proceeds of $8,762,318. The transaction resulted in a gain on sale of $3,232,132.

On February 18, 1998, the Partnership paid a special cash distribution to Limited Partners totaling $195.39 per Unit. The distribution included the net proceeds received from the sales of the Maitland Property in the amount of $87.62 per Unit and Swenson Business Park - Building C in the amount of $103.52 per Unit, plus cash flow from operations generated during the three months ended November 30, 1997 in the amount of $4.25 per Unit.

Results of Operations
---------------------

Partnership operations resulted in net income of $265,418 and $724,727 for the three and nine months ended August 31, 1999, compared with net income of $165,044 and $4,142,432 for the three and nine months ended August 31, 1998. The decrease for the nine-month period is primarily due to the gain on the sale of the Maitland Property of $3,232,132 in the 1998 period. Excluding this gain, operating income totaled $165,044 and $910,300 for the three and nine months ended August 31, 1998, compared to operating income of $265,418 and $724,727 for the three and nine-month periods ended August 31, 1999. The decrease in operating income for the nine-month period in 1999 is due to the net effect of decreased rental income due to the sale of the Maitland Property, lower interest income due to the Partnership's lower average cash in 1999, and an increase in general and administrative expenses - affiliates.

7
COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES


Interest income totaled $25,091 and $51,868 for the three and nine months ended August 31, 1999, compared with $14,884 and $259,708 for the three and nine months ended August 31, 1998. The decrease for the 1999 nine-month period reflects the Partnership's higher cash balance in 1998 due to the proceeds received from the sale of two properties.

General and administrative expenses (other) for the three and nine months ended August 31, 1999 were $61,735 and $180,936, compared with $97,345 and $197,499 for the three and nine months ended August 31, 1998. The decrease in 1999 represents lower Partnership servicing costs.


Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a) Exhibits -

               (27)   Financial Data Schedule

           (b) Reports on Form 8-K -

               No reports on Form 8-K were filed during the quarter ended August 31, 1999.

8
COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES


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



                          COMMERCIAL PROPERTIES 2, L.P.


                          BY:  Real Estate Services VII, Inc.
                               General Partner


Date:  October 15, 1999
                               BY:    /s/Michael T. Marron
                                      -------------------------------------
                               Name:  Michael T. Marron
                               Title: President and Chief Financial Officer