Form 10-K
period 1999-11-30
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 2000-02-29
CIK 706003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 1999
                                             -----------------

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
State or other jurisdiction                                    I.R.S. Employer
     of incorporation                                         Identification No.

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

Portions of Parts I, II and IV are incorporated by reference to the registrant's Annual Report to Unitholders for the year ended November 30, 1999 filed as an exhibit under Item 14.

                                     PART I

Item 1.  Business

(a)  General Development of Business
     -------------------------------

Commercial Properties 2, L.P. (the "Registrant" or the "Partnership") (formerly known as Hutton/GSH Commercial Properties 2) is a Virginia limited partnership organized pursuant to a Certificate and Agreement of Limited Partnership dated September 1, 1983, of which Real Estate Services VII, Inc. ("RE Services"), formerly Hutton Real Estate Services VII, Inc. (see Item 10. "Certain Matters Involving Affiliates"), and HS Advisors III, Ltd. ("HS Advisors") are the general partners (collectively, the "General Partners"). Commencing June 3, 1983, the Registrant began offering through E.F. Hutton & Company Inc. up to a maximum of 100,000 units of limited partnership interests (the "Units") at $500 per Unit. The Units were registered under the Securities Act of 1933, as amended, under Registration Statement No. 2-79072, which Registration Statement was declared effective on June 3, 1983. The offering of Units was terminated on September 1, 1983. Upon the termination of the offering, the Registrant had accepted subscriptions for 100,000 Units for an aggregate of $50,002,000, including the General Partners' capital contributions. As of November 30, 1999, all of the proceeds available for investment in real estate have been invested.

Since the inception of operations, the Registrant has acquired and disposed of an interest as the general partner in the following limited partnerships: (i) 14800 Quorum Associates, Ltd., a Texas limited partnership formed to own and operate the Quorum I Office Building in Dallas, Texas; (ii) First Trade Center Office Associates, a Maryland limited partnership formed to own and operate the Maryland Trade Center Building II; in Greenbelt, Maryland; (iii) Gamma Building Associates Joint Venture, a California joint venture partnership formed to own and operate Swenson Business Park - Building C in San Jose, California and (iv) Maitland Building C Joint Venture, a Florida joint venture partnership formed to own and operate Maitland Center Office Building C in Maitland, Florida. The Registrant had also acquired interests in Two Financial Centre Associates Joint Venture, an Arkansas joint venture partnership formed to own and operate Two Financial Centre in Little Rock, Arkansas (the "Property"). For further description of the Property, see Note 5 "Real Estate Investments" of the Notes to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1999 filed as an exhibit under Item 14.

(b)  Financial Information About Industry Segment
     --------------------------------------------

The Registrant's sole business is the ownership and operation of the Property. All of the Registrant's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)  Narrative Description of Business
     ---------------------------------

Incorporated by reference to Note 1 "Organization" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended November 30, 1999 filed as an exhibit under Item 14.

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

The Registrant expects to sell its Property in fiscal 2000, taking into consideration such factors as market conditions, leasing conditions, net sales proceeds to be realized, and the possible risks of continued ownership. The Property will not be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the Property will be distributed to the partners to the extent there is sufficient working capital to meet future operating expenses of the Partnership. As part of the payment for Property sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in net proceeds from sale or refinancing (distributable to the partners) until such obligations are realized in cash, sold or otherwise liquidated.

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

During 1989, the Registrant loaned $7,201,320 in the form of a demand promissory note to the Two Financial Centre Associates Joint Venture ("TFC") in which the Registrant is the managing venturer. The note was issued to enable TFC to pay the mortgage on Two Financial Centre, which had been accelerated, and to prevent foreclosure by the lender. On September 17, 1990, the demand promissory note was reissued in the principal amount of $7,383,033 which includes the original principal of $7,201,320 and accrued interest of $181,713. Information pertaining to the loan to TFC is incorporated herein by reference to Note 6 "Loan to Two Financial Centre Joint Venture" of the Notes to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1999 filed as an exhibit under Item 14.

On April 4, 1991, the Registrant purchased the 2.5% joint venture interest held by Boyle Investment Company, successor-in-interest to Boyle Investment Company of Florida, Inc., in the Maitland Building C Joint Venture. As a result of this transaction, the Maitland property, previously owned by the Maitland Building C Joint Venture, became wholly-owned by the Partnership.

On November 10, 1997, the Partnership closed on the sale of Swenson Business Park - Building C (the "Swenson Property"). The Swenson Property was sold for net proceeds of $10,351,554 to WW&LJ Gateways, LTD. (the "Swenson Buyer"), which is unaffiliated with the Partnership. A complete description of the sale of the property and distribution of proceeds is referred to in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained herein.

On December 19, 1997, the Partnership closed on the sale of Maitland Center Office Building C (the "Maitland Property"). The Maitland Property was sold for net proceeds of $8,762,317 to CMD Realty Investment Fund III, L.P., an Illinois limited partnership (the "Maitland Buyer"), which is unaffiliated with the Partnership. A complete description of the sale of the property and distribution of proceeds is referred to in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained herein.

The Partnership has engaged a real estate brokerage firm to actively market the Partnership's sole remaining property, Two Financial Centre (the "Property") and solicit bids from prospective buyers. The General Partners recently accepted a bid and are currently negotiating a sales contract. While it is currently anticipated that the Property will be sold and the Partnership liquidated in 2000, there can be no assurance that the Property will be sold within this time frame.

(d)  Competition
     -----------

Two Financial Centre is subject to competition from similar types of properties located in the same vicinity. The business of owning and operating commercial office buildings in the area where Two Financial Centre is located is highly competitive, and the Partnership competes with a number of established companies, some of which have greater resources than the Partnership. For a discussion of current commercial real estate market conditions in the Little Rock area, see the section entitled Message to Investors in the Partnership's Annual Report to Unitholders for the year ended November 30, 1999 filed as an exhibit under Item 14.

(e)  Employees
     ---------

The Registrant has no employees.


Item 2.  Properties

A description of the Partnership's remaining property, Two Financial Centre, and its material leases is incorporated herein by reference to the section entitled Message to Investors in the Partnership's Annual Report to Unitholders for the year ended November 30, 1999, filed as an exhibit under Item 14, Note 5 "Real Estate Investments" and Note 7 "Rental Income Under Operating Leases" of the Notes to the Consolidated Financial Statements.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of 1999.


                                     PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a)  Market Information
     ------------------

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b)  Holders
     -------

As of November 30, 1999, the number of holders of Units was 3,457.

(c)  Distributions
     -------------

Per Unit cash distributions paid to the Limited Partners for the two years ended November 30, 1999 are presented in the table below.

                      First      Second    Third     Fourth
                     Quarter    Quarter   Quarter   Quarter    Total
                     -------    -------   -------   -------   ------

             1998    $87.62*     $ --      $ --      $ --     $87.62
             1999    $   --      $ --      $ --      $ --     $   --

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

Item 6.  Selected Financial Data

Selected Financial Data
For the Years Ended November 30,             1999         1998         1997         1996           1995
----------------------------------------------------------------------------------------------------------
Dollars in thousands, except per Unit data

Total Income                               $2,052      $ 2,242      $ 3,630      $ 3,781      $   3,605
Operating Income                            1,055        1,070        1,085          740            597
Gain on Sale of Real Estate Assets             --        3,232        4,757           --             --
Net Income                                  1,055        4,302        5,842          740            597
Total Assets at Year End                    9,961        8,992       24,377       20,369         22,201
Net Cash From Operations                    1,200          866        1,462        2,266          1,878
Operating Income per
  Limited Partnership Unit                  10.45        10.60        10.74         7.33           5.91
Net Income per
  Limited Partnership Unit:                 10.45        42.59        57.84         7.33           5.91
Cash Distributions per
  Limited Partnership Unit:                    --        87.62(4)    120.52(3)     27.00(2)       15.75(1)
----------------------------------------------------------------------------------------------------------

(1) Includes returns of capital associated with the sale of the Maryland Trade Center in 1989 in the amount of $3.64 per Unit.
(2) Includes a special cash distribution in the amount $10 per Unit paid on August 15, 1996.
(3) Includes returns of capital of $103.52 per Unit associated with the sale of Swenson Business Park.
(4) Includes a return of capital associated with the sale of Maitland Building
    C.


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The General Partners have engaged a real estate brokerage firm to actively market the Partnership's sole remaining Property, and solicit bids from prospective buyers. We recently accepted a bid and are currently negotiating a sales contract. Once the remaining Property is sold, the General Partners will distribute the net proceeds together with the Partnership's remaining cash reserves (after payment of or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership. While it is currently anticipated that the Property will be sold and the Partnership liquidated in 2000, there can be no assurance that the Property will be sold within this time frame.

The Partnership had cash and cash equivalents at November 30, 1999 of $2,432,308 compared with $1,446,089 at November 30, 1998. The increase is primarily due to cash provided by operations exceeding cash used for additions to real estate assets. At November 30, 1999 rent and other receivables amounted to $68,568, compared with $291,360 at November 30, 1998. The decrease is primarily the result of the refund received from the IRS of $215,270 in tax payments previously made pursuant to IRS Section 444 requirements. Accounts payable and accrued expenses amounted to $173,004 at November 30, 1999, compared to $258,394 at November 30, 1998. The decrease is primarily due to lower accounts payable for Partnership administrative expenses and property expenses.

During the year, the General Partners executed six new leases totaling 20,198 square feet and one lease renewal totaling 6,545 square feet. However, three tenants representing 3,340 square feet vacated the property upon the expiration of their respective leases. As a result, the property was 100% leased as of November 30, 1999, compared to 84% as of November 30, 1998.

On December 19, 1997, the Partnership closed on the sale of the Maitland Property for net proceeds of $8,762,317. The transaction resulted in a gain on sale of $3,232,132.

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

Y2K Initiatives
---------------

The Partnership has previously discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Results of Operations
---------------------

1999 Versus 1998
----------------

Partnership operations resulted in net income of $1,055,121 for the fiscal year ended November 30, 1999, compared with net income of $4,302,338 for the fiscal year ended November 30, 1998. The decrease is primarily due to the gain on the sale of the Maitland Property of $3,232,132 in the 1998 period. Excluding this gain, operating income totaled $1,055,121 for the fiscal year ended November 30, 1999, which is comparable to operating income of $1,070,206 for the fiscal year ended November 30, 1998.

Interest income totaled $77,768 for the fiscal year ended November 30, 1999, compared with $275,122 for the fiscal year ended November 30, 1998. The decrease for 1999 reflects the Partnership's higher cash balance in 1998 due to the proceeds received from the sale of two properties.

General and administrative expenses - other for the fiscal year ended November 30, 1999 were $262,408, compared with $274,713 for the fiscal year ended November 30, 1998. The decrease in 1999 represents lower Partnership servicing costs.

As of November 30, 1999, the occupancy level at Two Financial Centre was 100%.

1998 Versus 1997
----------------
Partnership operations resulted in net income of $4,302,338 for the fiscal year ended November 30, 1998, compared with $5,842,012 for the fiscal year ended November 30, 1997. The decrease is primarily due to the gain on the sale of the Swenson Property of $4,756,962 in fiscal 1997, which exceeded the gain on the sale of the Maitland Property of $3,232,132 in fiscal 1998. Excluding these gains, operating income totaled $1,070,206 for the fiscal year ended November 30, 1998 largely unchanged from $1,085,050 in fiscal 1997, as a decrease in rental income was offset by reductions in property operating expenses, depreciation and amortization expense and general and administrative expenses-affiliates. Net cash provided by operating activities totaled $865,696 in fiscal 1998, compared with $1,462,013 in fiscal 1997. The decrease primarily reflects the sale of the Maitland Property and a reduction in rent and other receivables.

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

     Name                  Office
     ----                  ------
     Michael T. Marron     Director, President and Chief Financial Officer
     Rocco F. Andriola     Director, Vice President

Michael T. Marron, 36, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany and an M.B.A. degree from Columbia University and is a Certified Public Accountant.

Rocco F. Andriola, 41, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Mr. Andriola also serves as the Director of Global Corporate Services for Lehman. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

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

     Name                  Office
     ----                  ------
     Mark P. Mikuta        President
     Julie R. Adie         Vice President, Secretary and Treasurer

Mark P. Mikuta, 46, is Senior Vice President of Goodman Segar Hogan, Inc. and is Vice President and Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a Bachelor of Science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Julie R. Adie, 45, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of November 30, 1999.

(b)  Security Ownership of Management
     --------------------------------

No officer or director of the General Partners beneficially owned or owned of record directly or indirectly any Units of the Registrant as of November 30, 1999.

(c)  Changes In Control
     ------------------

None.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, $10,551 of the Registrant's net income was allocated to the General Partners ($5,275 to RE Services and $5,276 to HS Advisors) for the year ended November 30, 1999. For a description of the share of Net Cash from Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 75 through 78 of the Prospectus of Registrant dated June 3, 1983 (the "Prospectus"), contained in Amendment No. 2 to Registrant's Registration Statement No. 2-79072, under the section captioned "Profits and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

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

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain of their affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. During 1999 and 1998, certain administrative expenses incurred in servicing the Partnership, which were voluntarily absorbed by affiliates of Real Estate Services VII, Inc. in prior periods, were reimbursed to Real Estate Services VII, Inc. and its affiliates to the extent permitted by the Partnership Agreement. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated herein by reference to
Note 4 "Transactions with Related Parties" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1999, filed as an exhibit under Item 14.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8K

     (a) The following documents are filed as part of this report:

                                                                           Page
                                                                          Number
                                                                          ------
         (1) Financial Statements:

             Consolidated Balance Sheets - At November 30, 1999 and 1998....(2)

             Consolidated Statements of Partners' Capital (Deficit) -
               For the years ended November 30, 1999, 1998 and 1997.........(2)

             Consolidated Statements of Operations -
               For the years ended November 30, 1999, 1998 and 1997.........(3)

             Consolidated Statements of Cash Flows -
               For the years ended November 30, 1999, 1998 and 1997.........(4)

             Notes to the Consolidated Financial Statements..............(5-10)

         (2) Financial Statement Schedule:

             Schedule III - Real Estate and Accumulated Depreciation........F-1

             No other schedules are presented because either the information is not applicable or is included in the consolidated financial statements or notes thereto.

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1999, which is filed as an exhibit under
    Item 14.

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

    (10)(D) Funding Commitment relating to Swenson Business Park - Building C (included as, and incorporated herein by reference to, Exhibit
            (10)(D) to the 1984 Annual Report).

    (10)(E) Agreements relating to Two Financial Centre Office Building (included as, and incorporated herein by reference to, Exhibit
            (10)(E) to the 1984 Annual Report).

    (13) Annual Report to the Unitholders for the year ended November 30, 1999.

    (23)    Consent of Independent Auditors.

    (27)    Financial Data Schedule.

    (28) Portions of Prospectus of Registrant dated June 3, 1983 (included as, and incorporated herein by reference to, Exhibit (28) to the Registrant's Annual Report on Form 10-K filed February 27, 1988).

    (b)(3)  Reports on Form 8-K:
            -------------------

            No reports on Form 8-K were filed during the three months ended November 30, 1999.

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


                            COMMERCIAL PROPERTIES 2, L.P.

                            BY: HS Advisors III, Ltd.
                                General Partner

                            BY: Hogan Stanton Investment, Inc.
                                General Partner

Date: February 29, 2000         BY:    /s/Mark P. Mikuta
                                       -----------------
                                Name:  Mark P. Mikuta
                                Title: President



                            BY: Real Estate Services VII, Inc.
                                General Partner

Date: February 29, 2000         BY:    /s/Michael T. Marron
                                       --------------------
                                Name:  Michael T. Marron
                                Title: Director, President and
                                       Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capabilities and on the dates indicated.



                            REAL ESTATE SERVICES VII, INC.
                            A General Partner


Date:  February 29, 2000    BY:    /s/Michael T. Marron
                                   --------------------
                            Name:  Michael T. Marron
                            Title: Director, President and
                                   Chief Financial Officer


Date:  February 29, 2000    BY:    /s/Rocco F. Andriola
                                   --------------------
                            Name:  Rocco F. Andriola
                            Title: Director, Vice President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capabilities and on the dates indicated.



                            HS ADVISORS III, LTD.
                            A General Partner


Date:  February 29, 2000    BY:    /s/Mark P. Mikuta
                                   -----------------
                            Name:  Mark P. Mikuta
                            Title: President of Hogan Stanton
                                   Investment, Inc., as general
                                   partner of HS Advisors III, Ltd.


Date:  February 29, 2000    BY:    /s/Julie R. Adie
                                   ----------------
                            Name:  Julie R. Adie
                            Title: Vice President and Secretary and Treasurer
                                   of Hogan Stanton Investment, Inc., as
                                   general partner of HS Advisors III, Ltd.