Form 10-Q
period 2000-02-29
HUTTON GSH COMMERCIAL PROPERTIES 2
filed 2000-04-14
CIK 706003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
    X
----------  Quarterly Report Pursuant to Section 13 or
            15(d) of the Securities Exchange Act of 1934


                For the Quarterly Period Ended February 29, 2000
                                               -----------------


   or


----------  Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934


            For the Transition period from ___________ to ___________



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

---------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                              At February 29,      At November 30,
                                                        2000                 1999
---------------------------------------------------------------------------------
Assets
Real estate assets held for disposition          $ 7,459,474          $ 7,436,684
Cash and cash equivalents                          2,743,307            2,432,308
Restricted cash                                       23,438               23,111
Rent and other receivables                            68,881               68,568
Prepaid expenses                                      10,879                   --
---------------------------------------------------------------------------------
     Total Assets                                $10,305,979          $ 9,960,671
=================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses          $   277,848          $   173,004
  Due to affiliates                                   69,254               65,945
  Security deposits payable                           19,141               19,141
                                                ---------------------------------
     Total Liabilities                               366,243              258,090
                                                ---------------------------------
Partners' Capital (Deficit):
  General Partners                                  (136,036)            (138,408)
  Limited Partners (100,000 units outstanding)    10,075,772            9,840,989
                                                ---------------------------------
     Total Partners' Capital                       9,939,736            9,702,581
---------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital     $10,305,979          $ 9,960,671
=================================================================================





---------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the three months ended February 29, 2000
                                           General         Limited
                                          Partners        Partners          Total
---------------------------------------------------------------------------------
Balance at November 30, 1999             $(138,408)    $ 9,840,989     $9,702,581
Net income                                   2,372         234,783        237,155
---------------------------------------------------------------------------------
Balance at February 29, 2000             $(136,036)    $10,075,772     $9,939,736
=================================================================================


See accompanying notes to the consolidated financial statements.               2

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES


--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended February 29, 2000 and February 28, 1999
                                                              2000          1999
--------------------------------------------------------------------------------
Income
Rental                                                  $  515,371    $  417,434
Interest                                                    35,238        13,926
Other                                                           21        30,023
                                                        ------------------------
     Total Income                                          550,630       461,383
--------------------------------------------------------------------------------
Expenses
Property operating                                         221,770       161,400
General and administrative - other                          80,098        56,697
General and administrative - affiliates                     11,607        21,355
                                                        ------------------------
     Total Expenses                                        313,475       239,452
--------------------------------------------------------------------------------
     Net Income                                         $  237,155    $  221,931
================================================================================
Net Income Allocated:
To the General Partners                                 $    2,372    $    2,219
To the Limited Partners                                    234,783       219,712
--------------------------------------------------------------------------------
                                                        $  237,155    $  221,931
================================================================================
Per limited partnership unit
(100,000 outstanding)                                       $ 2.35        $ 2.20
--------------------------------------------------------------------------------




See accompanying notes to the consolidated financial statements.               3

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES

---------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended February 29, 2000 and February 28, 1999

                                                                2000         1999
---------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                $  237,155   $  221,931
Adjustments to reconcile net income to net cash
provided by operating activities:
  (Decrease) increase in cash arising from
     changes in operating assets and liabilities:
       Restricted cash                                          (327)        (266)
       Rent and other receivables                               (313)       1,360
       Prepaid expenses                                      (10,879)       5,499
       Accounts payable and accrued expenses                 104,844      (31,399)
       Due to affiliates                                       3,309       21,357
                                                          -----------------------
Net cash provided by operating activities                    333,789      218,482
---------------------------------------------------------------------------------
Cash Flows From Investing Activities:

Additions to real estate                                     (22,790)     (97,631)
                                                          -----------------------
Net cash used for investing activities                       (22,790)     (97,631)
---------------------------------------------------------------------------------
Net increase in cash and cash equivalents                    310,999      120,851
Cash and cash equivalents, beginning of year               2,432,308    1,446,089
---------------------------------------------------------------------------------
Cash and cash equivalents, end of year                    $2,743,307   $1,566,940
=================================================================================




See accompanying notes to the consolidated financial statements.               4

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1999 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 29, 2000 and the results of operations and cash flows for the three months ended February 29, 2000 and February 28, 1999 and the statement of partners' capital (deficit) for the three months ended February 29, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As previously reported, the General Partners engaged a real estate brokerage firm to actively market the Partnership's sole remaining property, Two Financial Centre (the "Property"), and solicit bids from prospective buyers. As a result of this process, we recently executed a sales contract to sell this Property and after the buyer completes its due diligence review, we expect the sale to close during the second quarter of 2000. Once the Property is sold, the General Partners will distribute the net proceeds together with the Partnership's remaining cash reserves (after payment of, and provision for, the Partnership's liabilities and expenses), and terminate the Partnership. While it is currently anticipated that the Property will be sold and the Partnership terminated in 2000, there can be no assurance that the Property will be sold within this time frame.

The Partnership had cash and cash equivalents at February 29, 2000 of $2,743,307 compared with $2,432,308 at November 30, 1999. The increase is primarily due to cash provided by operations exceeding cash used for operations and additions to real estate assets. At February 29, 2000 rent and other receivables amounted to $68,881, largely unchanged from $68,568 at November 30, 1999. Accounts payable and accrued expenses amounted to $277,848 at February 29, 2000, compared to $173,004 at November 30, 1999. The increase is primarily due to the accrual of property expenses of $64,199 at February 29, 2000.

The Property was 100% leased as of February 29, 2000 and November 30, 1999.

Results of Operations
---------------------

Partnership operations resulted in net income of $237,155 for the three months ended February 29, 2000, compared with $221,931 for the three months ended February 28, 1999. The increase in operating income reflects higher billings based on leasing terms to various tenants and full occupancy for the entire three-month period ended February 29, 2000 as compared to the three months ended February 28, 1999.

Interest income totaled $35,238 for the three months ended February 29, 2000, compared to $13,926 for the three months ended February 28, 1999. The increase for the three-month period in 2000 reflects higher average cash balances in operating accounts.

Property operating expenses were $221,770 for the three months ended February 29, 2000, compared with $161,400 for the three months ended February 28, 1999. The increase in 2000 reflects higher operating costs and repairs at the remaining property.

General and administrative expenses - other were $80,098 for the three months ended February 29, 2000, compared with $56,697 for the three months ended February 28, 1999. The increase is due to higher Partnership servicing costs and the marketing costs associated with the remaining Property.

COMMERCIAL PROPERTIES 2, L.P.
AND CONSOLIDATED VENTURES


Part II       Other Information

Items 1-5     Not applicable.

Item 6        Exhibits and reports on Form 8-K.

             (a)  Exhibits -
                  --------
                  (27) Financial Data Schedule

             (b)  Reports on Form 8-K:
                  -------------------

                  No reports on Form 8-K were filed during the three months ended February 29, 2000.

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


Date:  April 14, 2000

                              BY:    /s/Michael T. Marron
                                     -------------------------------------
                              Name:  Michael T. Marron
                              Title: President and Chief Financial Officer